Form 10QSB
period 2007-12-31
LAURENCE ASSOCIATES CONSULTING, INC.
filed 2008-04-29
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 147261

LAURENCE ASSOCIATES CONSULTING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5754991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Frederick L. Sliva Laurence Associates Consulting, Inc. 130 College Street, Suite 200A South Hadley, MA 01075 (Address of principal executive offices)

413-533-3334
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of April 28, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LAURENCE ASSOCIATES CONSULTING, INC.

LAURENCE ASSOCIATES CONSULTING, INC.

Balance Sheets

ASSETS
	December 31, 2007	June 30, 2007
	(Unaudited)
Current Assets:
Cash	$9,466	$3,608
Accounts receivable	18,000	31,250
Other current asset	14,000	1,100
TOTAL ASSETS	$41,466	$35,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued expenses	$25,267	$25,625
Deferred income	18,000	31,250
Total current liabilities	43,267	56,875

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,000,000 and 9,300,000 shares issued and outstanding, respectively	10,000	9,300
Additional paid-in capital	(9,300)	(9,300)
Accumulated deficit	(2,501)	(20,917)
Total stockholders’ deficit	(1,801)	(20,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,466	$35,958

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Operations

For the Three Months Ended December 31, 2007 and the Period from October 10, 2006 (inception) to December 31, 2006

(Unaudited)

	2007	2006

Sales	$31,250	$-

Costs and Expenses:
Compensation	12,510	12,000
General and administrative	5,058	5,116
Start-up costs	-	15,240
Total	17,568	32,356
Net income (loss)	$13,682	$(32,356)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,953,846	9,300,000

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Operations

For the Six Months Ended December 31, 2007 and the Period from October 10, 2006 (inception) to December 31, 2006

(Unaudited)

	2007	2006

Sales	$62,500	$-

Costs and Expenses:
Compensation	27,200	12,000
General and administrative	16,884	5,116
Start-up costs	-	15,240
Total	44,084	32,356
Net income (loss)	$18,416	$(32,356)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,625,136	9,300,000

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Cash Flows

For the Six Months Ended December 31, 2007 and the Period from October 10, 2006 (inception) to December 31, 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,416	$(32,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	(13,258)	67,290
Net Cash Provided by Operating Activities	5,158	34,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	700	-

NET INCREASE IN CASH	5,858	34,934

CASH AT BEGINNING OF PERIOD	3,608	-
CASH AT END OF PERIOD	$9,466	$34,934

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Notes to Unaudited Financial Statements

December 31, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended December 31, 2007 and the period from October 10, 2006 (inception) through December 31, 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which became effective on February 12, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - CONCENTRATION OF RISK

The Company’s sales revenue for the six months ended December 31, 2007 were derived from two placements to unrelated customers, Mapei Corporation and Catch Data Systems. All unearned income at December 31, 2007 related to a placement with one unrelated customer, Arkwright Placement.

NOTE 3 - STOCKHOLDERS’ DEFICIT

In October 2007, 700,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share. Of the 700,000 shares sold, 40,000 (0.4% of total outstanding shares) of those shares were sold to a director and a person directly related to a director and 300,000 (3% of total outstanding shares) shares were sold to the Company’s counsel.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

We were founded on October 10, 2006. At April 28, 2008, we had one employee, our founder and president, Frederick L. Sliva, who devotes fulltime to us.

We are an executive search firm that specializes in serving the paper, film, coating, converting, and packaging industries. Although we specialize in retainer searches, we also do searches on a contingency basis. Most of our searches involve assisting clients to identify and hire management, technical, marketing and supervisory personnel with annual salaries generally ranging from $100,000 to $300,000.

A summary of our operations follows for the six months ended December 31, 2007 and the period from October 10, 2006 (inception) through December 31, 2006 follows:

	2007	2006

Sales	$62,500	$-

Costs and Expenses:
Compensation	27,200	12,000
General and administrative	16,884	5,116
Start-up costs	-	15,240
Total	44,084	32,356
Net income (loss)	$18,416	$(32,356)

Sales – sales revenue for the six months ended December 31, 2007 was derived from two placements to unrelated customers, Mapei Corporation and Catch Data Systems. All unearned income at December 31, 2007 related to a placement with one unrelated customer, Arkwright Placement. At December 31, 2006 we had unearned revenue of $38,050 due from two unrelated clients. The full amount was recognized as revenue during the three months ended March 31, 2007.

Fee revenue is recognized when earned.  Revenue recognition is deferred for the first 30 days after placement with 40% recognized on day 31 after placement and an additional 10% being recognized each week over the next six weeks, the prorated potential refund period.

Our typical terms for a successful placement are a fee-for-service charge equal to 25% to 30% of the position's first year base annual salary. Closing a limited number of engagements also means that we depend on a small number of clients, none of whom have an obligation to continue using our services.

Compensation – All compensation was paid to Frederick L. Sliva, our president. There is no employment contract with Mr. Sliva at this time. Nor are there any agreements for compensation in the future. Mr. Sliva’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Sliva’s decisions about his compensation may not be in the interests of other shareholders.

General and administrative – consists principally of rent, communications and professional fees.

Start-up fees -  relate to payments made to unrelated independent contractors who assisted us with the initial planning process in setting up our business and its incorporation process.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Laurence has limited resources and no sources of additional capital. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain equal to or below the maximum estimate provided below.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Laurence because the shares may be issued to parties or entities committed to supporting existing management.

In October 2007, Laurence sold 700,000 of its common stock to 39 people for $700. Of the 700,000 shares, 40,000 (0.4%) of all outstanding shares were sold to a director and a person directly related to a director and 300,000 (3%) shares were sold to our counsel. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis. It was also intended to get relatives and business associates of management involved in our business. Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002(“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended June 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

We have not noted a significant seasonal impact in our business. However, we believe that employers generally tend to seek fewer new candidates during July and August and during the period from Thanksgiving through New Year’s.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K .

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

In October 2007, Laurence sold 700,000 of its common stock to 39 people for $700.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibits	Description
3.1.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

3.2.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAURENCE ASSOCIATES CONSULTING, Inc.

/s/ Frederick L. Sliva

Frederick L. Sliva

Title: President and

Chief Financial Officer

April 29, 2008