Form 10QSB
period 2008-03-31
LAURENCE ASSOCIATES CONSULTING, INC.
filed 2008-05-02
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of April 29, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

LAURENCE ASSOCIATES CONSULTING, INC.

LAURENCE ASSOCIATES CONSULTING, INC.

Balance Sheets

ASSETS
	March 31, 2008	June 30,2007
	(Unaudited)
Current Assets:
Cash	$6,577	$3,608
Accounts receivable	-	31,250
Other current assets	5,000	1,100
TOTAL ASSETS	$11,577	$35,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$17,767	$25,625
Deferred income	-	31,250
Total current liabilities	17,767	56,875

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,000,000 and 9,300,000 shares issued and outstanding, respectively	10,000	9,300
Additional paid-in capital	(9,300)	(9,300)
Accumulated deficit	(6,890)	(20,917)
Total stockholders’ deficit	(6,190)	(20,917)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,577	$35,958

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$18,000	$38,050

Costs and Expenses:
Compensation	3,700	19,928
General and administrative	18,689	17,205
Total	22,389	37,133
Net income (loss)	$(4,389)	$917

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,300,000

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Operations

For the Nine Months Ended March 31, 2008 and the Period from October 10, 2006 (inception) to March 31, 2007

(Unaudited)

	2008	2007

Sales	$80,500	$38,050

Costs and Expenses:
Compensation	30,900	31,928
General and administrative	35,573	22,321
Start-up costs	-	15,240
Total	66,473	69,489
Net income (loss)	$14,027	$(31,439)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,953,091	9,300,000

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Statements of Cash Flows

For the Nine Months Ended March 31, 2008 and the Period from October 10, 2006 (inception) to March 31, 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,027	$(31,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net operating assets	(11,758)	71,000
Net Cash Provided by Operating Activities	2,269	39,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	700	-

NET INCREASE IN CASH	2,969	39,561

CASH AT BEGINNING OF PERIOD	3,608	-
CASH AT END OF PERIOD	$6,577	$39,561

See accompanying notes to the financial statements.

LAURENCE ASSOCIATES CONSULTING, INC.

Notes to Unaudited Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 -

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended March 31, 2008 and the period from October 10, 2006 (inception) through March 31, 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which became effective on February 12, 2008.

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

NOTE 2

 CONCENTRATION OF RISK

The Company’s sales revenue for the nine months ended March 31, 2008 were derived from three placements to unrelated customers, Mapei Corporation, Arkwright and Catch Data Systems. Sales revenue for the period from October 10, 2006 (inception) through March 31, 2007 was derived from placements with two unrelated customers, Mapei Corporation and Covalence Adhesives. There is no unearned income at March 31, 2008.

NOTE 3

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

We were founded on October 10, 2006. At April 29, 2008, we had one employee, our founder and president, Frederick L. Sliva, who devotes fulltime to us.

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

A summary of our operations follows for the nine months ended March 31, 2008 and the period from October 10, 2006 (inception) through March 31, 2007 follows:

	2008	2007

Sales	$80,500	$38,050

Costs and Expenses:
Compensation	30,900	31,928
General and administrative	35,573	22,321
Start-up costs	-	15,240
Total	66,473	69,489
Net income (loss)	$14,027	$(31,439)

Sales – sales revenue for the nine months ended March 31, 2008 were derived from three placements to unrelated customers, Mapei Corporation, Arkwright and Catch Data Systems. Sales revenue for the period from October 10, 2006 (inception) through March 31, 2007 was derived from placements with two unrelated customers, Mapei Corporation and Covalence Adhesives. There is no unearned income at March 31, 2008.  At March 31, 2007, we had unearned revenue of $51,000 due from one unrelated client. The full amount was recognized as revenue during the three months ended June 30, 2007.

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

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of March 31, 2008 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the interim periods ended March 31, 2008 and 2007, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

May 2, 2008