Form 10-Q
period 2008-06-30
Beacon Energy Holdings, Inc.
filed 2008-08-19
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-147261

Beacon Energy Holdings, Inc.

(Exact Name of Registrant as Specified in Its
Charter)

Delaware	20-5754991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, New Jersey	07016
(Address of Principal Executive Offices)	(Zip Code)

(908) 497-9990

(Registrant’s Telephone Number, Including
Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 18, 2008, there were 31,100,000 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,723,890	$5,881,996
Accounts receivable	1,932,335	-
Inventory	1,990,021	-
Marketable securities	-	3,350,000
Notes receivable	875,000	650,000
Interest receivable	97,740	49,620
Prepaid expense and other current assets	119,992	73,271
Total current assets	7,738,978	10,004,887

Property and equipment, net	9,469,179	27,807
Notes receivable	816,990	816,990
Investment in Terra Bioenergy, LLC	4,259,840	3,654,179

Total assets	$22,284,987	$14,503,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,780,108	$1,745
Accrued expenses and other liabilities	1,089,282	33,753
Due to related parties	250,082	186,530
Income taxes payable	13,376	(538)
Total current liabilities	3,132,848	221,490

Commitments and Contingencies

Stockholders' Equity
Common stock	31,100	24,205
Additional paid-in capital	20,778,389	15,244,108
Accumulated deficit	(1,657,350)	(985,940)
	19,152,139	14,282,373

Total liabilities and stockholders' equity	$22,284,987	$14,503,863

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$5,123,960	$-	$5,123,960	$-

Costs and expenses
Operating expenses	4,832,907	-	4,832,907	-
General and administrative expenses	509,294	261,363	905,653	427,049
Depreciation	183,700	1,300	184,999	2,599
	5,525,901	262,663	5,923,559	429,648

Operating loss	(401,941)	(262,663)	(799,599)	(429,648)

Other income (expense)
Interest expense	(13,427)	-	(13,427)	-
Interest income	45,141	68,786	149,869	172,851
Equity in earnings (loss) of Terra Bioenergy, LLC	(5,881)	-	5,661	-

Loss before provision for income taxes	(376,108)	(193,877)	(657,496)	(256,797)

Provision for income taxes	-	-	13,914	-

Net loss	$(376,108)	$(193,877)	$(671,410)	$(256,797)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	30,012,088	30,000,000	30,006,044	30,000,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2007	$24,205	$15,244,108	$(985,940)	$14,282,373

Issuance of 4,027,250 shares of common stock for cash	4,028	3,837,084	-	3,841,112

Issuance of 1,766,809 shares of common stock for convertible notes	1,767	1,698,297	-	1,700,064

Issuance of 1,100,000 shares of common stock in connection with the split-off	1,100	(1,100)		-

Net loss	-	-	(671,410)	(671,410)

Balance, June 30, 2008 (unaudited)	$31,100	$20,778,389	$(1,657,350)	$19,152,139

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(671,410)	$(256,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,999	2,599
Equity in earnings of unconsolidated subsidiary	(5,661)	-
Change in assets and liabilities:
Accounts receivable	(1,932,335)	-
Inventory	(96,235)	-
Interest receivable	(48,120)	(10,160)
Prepaid expenses and other current assets	(20,721)	(32,127)
Accounts payable, accrued expenses and income taxes payable	2,847,806	4,944
Due to related party	63,552	70,741
Net cash provided by (used in) operating activities	321,875	(220,800)

Cash Flows from Investing Activities
Sale (purchase) of marketable securities	3,350,000	(2,000,000)
Purchase of equipment	-	(3,526)
Notes receivable issued	(225,000)	(888,000)
Cash paid for business acquisition	(11,546,157)	-
Investments	(600,000)	(3,600,000)
Net cash used in investing activities	(9,021,157)	(6,491,526)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	1,700,064	-
Proceeds from issuance of common stock	3,841,112	725,000
Net cash provided by financing activities	5,541,176	725,000

Net decrease in cash and cash equivalents	(3,158,106)	(5,987,326)
Cash and cash equivalents, beginning of period	5,881,996	8,392,070
Cash and cash equivalents, end of period	$2,723,890	$2,404,744

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On June 30, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), Beacon Energy Holdings, Inc., a newly formed, wholly owned Delaware subsidiary of Laurence (“Holdings”), Beacon Acquisition Corp. (“Acquisition Sub”), a newly formed, wholly owned Delaware subsidiary of Holdings, and Beacon Energy Corp., a privately held Delaware corporation (“Beacon”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a direct wholly owned subsidiary of Holdings (the “Merger”).

At the closing of the Merger, each share of Beacon’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 37.4133880067 shares of Holdings’ common stock. In the aggregate, 30,000,000 shares of Holdings’ common stock were issued in the Merger to the holders of Beacon’s common stock.

On July 2, 2008, Laurence merged with and into Holdings, with Holdings being the surviving corporation, in order to change its state of incorporation from Nevada to Delaware, change its name from Laurence Associates Consulting, Inc. to Beacon Energy Holdings, Inc. and to effectuate a 1.6666666666 forward stock split (the “Reincorporation Merger”).

Immediately following the Reincorporation Merger, Holdings transferred all of Laurence’s pre-Merger assets and liabilities to its wholly owned subsidiary, Laurence Associates Consulting Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a stock purchase agreement, Holdings transferred all of the outstanding capital stock of SplitCo to Frederick L. Sliva, Arthur Lawson and Carol Lawson in exchange for cancellation of an aggregate of 15,566,667 shares of Holdings’ common stock held by such persons (the “Split-Off”), leaving 31,100,000 shares of Holdings common stock issued and outstanding, of which 1,100,000 was held by the pre-Merger stockholders of Laurence.

Laurence was incorporated as a Massachusetts corporation on October 10, 2006 and became a Nevada corporation on September 28, 2007. Prior to the Merger, Laurence was an executive search firm that specialized in serving the paper, film, coating, converting and packaging industries. Beacon was incorporated as a Delaware corporation on September 5, 2006 for the purpose of engaging in the production and marketing of biodiesel. As a result of the Merger, Reincorporation Merger and Split-Off, Holdings discontinued its executive search firm activities and succeeded to the business of Beacon as its sole line of business.

As used herein, all references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Merger refer to Beacon, and for periods subsequent to the closing of the Merger refer to Holdings and its wholly owned subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis for Presentation

The Merger is being accounted for as a reverse acquisition and recapitalization. Beacon is the acquirer for accounting purposes and Laurence is the acquired company. Beacon’s historical financial statements for periods prior to the acquisition become those of the registrant retroactively restated for, and giving effect to, the number of shares received in the Merger. The accumulated deficit of Beacon is carried forward after the acquisition. Operations reported for periods prior to the Merger are those of Beacon. Earnings per share for the periods prior to the Merger are restated to reflect the equivalent number of shares outstanding. Accordingly, the historical financial statements for Beacon will retroactively replace the previously reported financial statements of Laurence and include the consolidated assets and liabilities and historical operations of Beacon for all periods presented and do not include the historical operating results of Laurence. Since the three and six months ended June 30, 2008 is the first reporting period subsequent to the consummation of the reverse merger, it is not comparable to the previously reported results of operations of Holdings for the three and six months ended June 30, 2007.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the income statement for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with Beacon’s audited consolidated financial statements for the year ended December 31, 2007 and Holdings’ Current Report on Form 8-K dated July 7, 2008 on file with the Securities and Exchange Commission (“SEC”). The results for the interim period are not necessarily indicative of the results to be expected for the year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Holdings, Beacon and its wholly owned subsidiaries, Beacon Energy (Texas) Corp. (“Beacon Texas”), AgriFuel United Biofuels Inc., AgriFuel BBD Holding Co. Inc. and AgriFuel Terra Farms, LLC . All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements as of December 31, 2007 and for the three and six months ended June 30, 2007 to conform to the current presentations for the three and six months ended June 30, 2008. The reclassifications had no effect on stockholders’ equity or net loss for the said periods.

Revenue

Revenue from product sales is recognized at the time the product is shipped.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. Based on the Company’s history of collections and contractual terms, no allowance for doubtful accounts has been established.

Inventory

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less, and money market accounts to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Marketable Securities

The Company’s marketable securities are recorded at fair value using quoted market prices and classified as available-for-sale. Realized gains and losses on available-for-sale securities are computed using the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes’ assets ranging between (i) 3 and 5 years for office furniture and equipment, (ii) 10 and 31 years for building and building improvements and (iii) 3 and 5 years for vehicles and equipment.

Accounting for Investments

Beacon owns four investments through its wholly-owned subsidiaries. The investments in notes receivable from United Biofuels, Inc. (“United”) and Buffalo Biodiesel, Inc. (“BBD”) have been accounted for using the cost method and the investment in limited liability company interests in Terra Bioenergy LLC (“Terra”) has been accounted for under the equity method of accounting. The operations of Beacon Texas have been consolidated into the operating results of Beacon.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets have been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 2 - SUBSIDIARY INVESTMENTS

In the three months ended March 31, 2008, the Company invested approximately $411,000 in BDMR, Inc. (“BDMR”), a development stage company organized to invest in the solar installation market. The Company later liquidated its investment in BDMR and the full amount of the investment of approximately $411,000 was refunded on May 12, 2008.

On February 5, 2008, Beacon loaned an additional $225,000 to United pursuant to a Term Note and Security Agreement (the “Additional Working Capital Loan”). This brings the aggregate amount of loans made by the Company to United to $1,399,990. The Additional Working Capital Loan bears interest at a fixed rate of 7% and is to be repaid in full by January 1, 2009. It is secured by all the assets of United. United is in arrears and the Company continues to accrue for the unpaid interest.

In April 2007, the Company completed a $3.6 million investment in Terra, a development stage biodiesel production company located in St. Josephs, Missouri. In addition, on February 21, 2008, the Company made a $600,000 investment in Terra and agreed to guaranty a $250,000 portion of subordinated debt for Terra, in exchange for a fee of $10,000 per year plus the allocation of certain tax credits. As a result of these investments, the Company now owns an interest of 35% in Terra, with an option to increase its ownership interest to more than 50% under certain, specific circumstances. The proceeds will be utilized by Terra to commence construction on its biodiesel production facility. Terra has approximately $16.7 million in total credit lines of which Terra has borrowed an estimated $2.2 million. It is expected that Terra will draw on the rest of its credit lines as the construction of its biodiesel production facility continues.

As of June 30, 2008, notes receivable from BBD amounted to $292,000, comprised of a term loan of $240,000 and a working capital loan of $52,000, which bear interest at 10.0% and 7.75%, respectively. The $240,000 note matures on December 31, 2008 and the $52,000 note matures on October 1, 2013. BBD is in arrears and the Company continues to accrue for the unpaid interest.

Note 3 – BUSINESS ACQUISITION

On May 15, 2008, the Company acquired certain assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,157 in cash pursuant to an Asset Purchase Agreement with Smithfield. The results of operations acquired are included in the Company’s consolidated financial statements from the acquisition date forward. The acquisition was financed with a portion of the proceeds from the private placement of approximately $1,700,000 in 6% convertible notes issued on May 15, 2008, as well as $3,400,056 in additional investments for 94,446 shares of common stock (pre-Merger) issued during the month of May 2008.

The purchase of Smithfield’s certain assets consists of an operating biodiesel plant with a production capacity of 12 million gallons per year located in Cleburne, Texas and associated equipment. The plant utilizes unique state-of-the-art proprietary technology and specializes in the processing of animal fats and other secondary feedstocks.

The Company has recorded a preliminary purchase price allocation based upon management’s assessment of the tangible asset values as of the acquisition date. The allocation of the purchase price is subject to adjustment based upon the completion of a third party appraisal. Such allocation is as follows:

Assets
Inventory	$1,893,786
Other current assets	26,000
Land	200,000
Building and improvements	2,424,000
Equipment	7,002,371
Total assets acquired	$11,546,157

The unaudited pro forma financial information presented below gives effect to the acquisition of Smithfield as if it occurred as of January 1, 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Smithfield had taken place at the beginning of each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$9,222,402	$7,357,470	$14,970,597	$10,516,285
Net Loss	$(2,571,800)	$(45,777)	$(4,474,495)	$(1,412,151)
Earnings Per Share
Basic	$(0.09)	$(0.00)	$(0.15)	$(0.05)
Diluted	$(0.09)	$(0.00)	$(0.15)	$(0.05)

Note 4 – INVENTORY

Inventory as of June 30, 2008 is indicated below. There was no inventory as of December 31, 2007.

June 30, 2008
Raw materials	$1,290,380
Finished goods	699,641
$1,990,021

Note 5 – NOTES RECEIVABLE

Notes receivable consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Note receivables - Buffalo Biodiesel, Inc.	$292,000	$292,000
Note receivables - United Biofuels, Inc.	1,399,990	1,174,990
	1,691,990	1,466,990
Less - Current maturities	875,000	650,000
	$816,990	$816,990

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Property and equipment	$9,660,537	$34,166
Less - Accumulated depreciation	191,358	6,359
	$9,469,179	$27,807

Note 7 - RELATED PARTY TRANSACTIONS

As of July 2, 2008, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 36.6% interest in the Company compared to a 47.0% interest in the Company as of December 31, 2007. Metalico did not participate in the Company’s stock offering in May and June 2008 and as a result Metalico’s percentage ownership declined. Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	June 30, 2008	June 30, 2007
Management fees	$33,000	$33,000
Rent	14,400	14,400
Administrative fees	14,250	14,250
	$61,650	$61,650

The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 8 – MAJOR CUSTOMER

For each of the three and six months ended June 30, 2008, revenue from the Company’s largest customer was approximately $2,000,000 or 39% of total revenues. For the comparable periods of the prior year, the Company had no revenues and therefore had no customers. As of June 30, 2008, accounts receivable due from the Company's largest customer were approximately $429,000.

Note 9 – MAJOR SUPPLIER

For each of the three and six months ended June 30, 2008, payable due the Company’s largest supplier was approximately $1,423,000 or 80% of total accounts payable. For the comparable periods of the prior year, the Company had no revenues and therefore had no suppliers. As of June 30, 2008 total purchases from the Company's largest supplier were approximately $3,044,000 or 76% of total trade purchases of $4,001,000.

Note 10 – STOCK BASED COMPENSATION PLAN

The Company established the 2008 Equity Incentive Plan (the 2008 Plan) which allows for up to 3,000,000 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees from time to time. The purpose of the 2008 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by providing certain employees of the Company and its affiliates and members of the Board with the opportunity to receive stock-based and other long-term incentive grants. On June 30, 2008, the Board of Directors granted options to several employees to purchase an aggregate total of 2,338,336 shares of Common Stock with no value included.

Note 11 - INCOME TAX MATTERS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 in the first quarter of Fiscal 2008. Upon adoption, the Company recognized a tax liability of $13,914 related to certain start-up costs in 2006 that were not capitalized.

Note 12 – STOCKHOLDERS’ EQUITY

In May and June 2008, pursuant to the Series C Stock Subscription and Investment Agreement (“Series C Agreement”), the Company received approximately $3,841,112 (net of debt costs) in additional investments for 107,642 shares of common stock before the merger or the equivalent of 4,027,250 shares of common stock after the Merger on June 30, 2008.

On May 15, 2008, the Company issued approximately $1,700,000 in Convertible Notes (“Convertible Notes”). The Convertible Notes were converted into the equivalent of 1,766,809 shares after the Merger on June 30, 2008.

A total of 1,100,000 shares of Holdings’ common stock were retained by the pre-Merger shareholders of Laurence following the Merger, Reincorporation Merger and Split-Off.

At June 30, 2008, Holdings had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 31,100,000 common stock shares were issued and outstanding.

At December 31, 2007, on a post-Merger equivalent basis, Holdings had 24,205,941 common stock shares issued and outstanding.

Note 13 – EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would occur assuming conversion of stock options, warrants, and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the six months ended June 30, 2008 and June 30, 2007, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Note 14 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and expenses) of $1,250,000 of subordinated debt incurred by Terra. Beacon will receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.

In connection with the acquisition of Smithfield, the Company executed an unconditional guaranty for any indebtedness incurred between Beacon Energy Texas Corp. and ConAgra Trade Group (“CTG”), an affiliate of ConAgra Foods, Inc. (“ConAgra”), a feedstock supplier and customer. On June 23, 2008, ConAgra sold CTG to an investor group led by Ospraie Special Opportunities Fund and CTG will now operate as The Gavilon Group (“Gavilon”). As of June 30, 2008, the accounts payable due Gavilon was approximately $1,423,000.

Note 15 – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard had no impact on the Company’s financial condition or results of operation.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”– including an amendment of FASB Statement No. 115, which provides all entities, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In March 2008, FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative and hedging activities, and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”), and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

SFAS 123(R) is a revision of SFAS 123,“Accounting for Stock-Based Compensation”, and supersedes APB No. 25,“Accounting for Stock Issued to Employees”.  Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions).  That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value of immediately vested shares is determined by reference to quoted prices for similar shares and the fair value of shares issued subject to a service period is estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123(R) are recognized as addition to paid-in-capital. This statement is effective for the Company beginning July 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 123(R) on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filing dated July 7, 2008. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements.

RECENT EVENTS

Prior to June 30, 2008, we were an executive search firm that specialized in serving the paper, film, coating, converting and packaging industries. On June 30, 2008, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Beacon Energy Corp., with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Beacon Energy Corp. as our sole line of business. For financial reporting purposes, Beacon Energy Corp., and not us, is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Beacon Energy Corp. and do not include our historical financial results. All costs associated with the reverse merger were expensed as incurred.

OVERVIEW

We were a development stage company that was originally formed in the State of Delaware on September 5, 2006 for the purpose of engaging in the production and marketing of biodiesel. Our biodiesel efforts are centered on the utilization and processing of lower grade feedstocks, primarily animal fats such as beef tallow, choice white grease and poultry fat, which lowers our raw material cost and enhances our flexibility to meet historically volatile market conditions.

Since our formation in 2006, we have successfully completed strategic investments in four companies dedicated to the production of biodiesel. Buffalo Biodiesel, Inc. (“BBD”) is dedicated to the collection of low cost waste products that serve as the raw materials for biodiesel. Beacon Energy (Texas) Corp. (“Beacon Texas”) and United Biofuels, Inc. (“United”) produce and sell biodiesel fuel. Terra Bioenergy LLC (“Terra”) is in the process of constructing a biodiesel production plant. As a result of these investments, the facilities in which we have invested currently have the capacity to produce more than 15 million gallons of biodiesel per year. We expect such facilities to have the capacity to produce more than 30 million gallons towards the beginning of 2009.

Through the continued development of our investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploitation of new investment opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues. During the three months ended June 30, 2008, we recognized revenues of $5,123,960. However, during the three months ended June 30, 2007, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of certain assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (the “Texas Facility”).

Operating Expenses. During the three months ended June 30, 2008, we recorded operating expenses of $5,525,901, as compared to operating expenses of $262,663 for the three months ended June 30, 2007, representing an increase of $5,263,238 or 2,004%. This increase in operating expenses was primarily due to the costs and expenses associated with the operation of the Texas Facility. Additionally, we incurred higher legal and accounting fees during the three months ended June 30, 2008 related to our growing operations.

Other Income (Expense). During the three months ended June 30, 2008, we recorded interest income of $45,141, which was offset by interest expense of $13,427, as compared to interest income of $68,786 for the three months ended June 30, 2007. Interest income for each of these periods was principally derived from money market investments. Interest expense incurred was related to convertible notes that were converted into common stock on June 30, 2008. We recorded a loss of $5,881 on our investments in Terra during the three months ended June 30, 2008 and we had no investments during the comparable period of the prior year.

Provision for Income Taxes. Due to the losses incurred for each of the three months ended June 30, 2008 and 2007, we did not recognize any provisions for income taxes during these periods.

Net Loss. As a result of the factors discussed above, we recorded a net loss of $376,108 during the three months ended June 30, 2008, as compared to a net loss of $193,877 during the three months ended June 30, 2007, representing an increase of $182,231 or 94%.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues. Revenues for the six months ended June 30, 2008 were $5,123,960. However, during the six months ended June 30, 2007, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of the Texas Facility.

Operating Expenses. During the six months ended June 30, 2008, we recorded operating expenses of $5,923,559, as compared to operating expenses of $429,648 for the six months ended June 30, 2007, representing an increase of $5,493,911 or 1,279%. This increase in operating expenses was primarily the result of the costs and expenses associated with the operation of Beacon Texas. Additionally, we incurred higher legal and accounting fees during the six months ended June 30, 2008 related to our growing operations.

Other Income (Expense). During the six months ended June 30, 2008, we recorded interest income of $149,869 offset by interest expense of $13,427, as compared to interest income of $172,851 for the six months ended June 30, 2007. Interest income for each of these periods was principally derived from money market investments. Interest expense incurred in 2008 was related to the Convertible Notes that were converted to common stock on June 30, 2008. We recorded income of $5,661 on our investments in Terra during the six months ended June 30, 2008 and we had no investments during the comparable period of the prior year.

Provision for Income Taxes. The Company adopted FIN 48 (refer to Note 11 – Income Tax Matters) in the first quarter of Fiscal 2008. Upon adoption, the Company recognized, for the six months ended June 30, 2008 a tax liability of $13,914 related to certain start-up costs in 2006 that were not capitalized. Due to the loss incurred during the six months ended June 30, 2007, we did not recognize any provisions for income taxes during this period.

Net Loss. As a result of the factors discussed above, we recorded a net loss of $671,410 during the six months ended June 30, 2008, as compared to a net loss of $256,797 during the six months ended June 30, 2007, representing an increase of $414,613 or 161%.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors. We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available such as vendor financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, which includes making potential acquisitions. The options available to fund potential acquisitions and our working capital requirements include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.

Cash and Cash Equivalents. As of June 30, 2008, we had cash and cash equivalents of $2,723,890, as compared to cash and cash equivalents of $2,404,744 as of June 30, 2007, representing a decrease of $319,146 or 13.3%.

Net Cash Used in Operating Activities. Net cash provided by operating activities totaled $321,875 for the six months ended June 30, 2008, as compared to net cash used of $220,800 for the six months ended June 30, 2007, representing a difference of $542,675 or 246%. This increase was primarily attributable to a net loss of $671,410 that was offset by changes in other assets and liabilities of approximately $754,351.

Net Cash Provided By or Used in Investing Activities. Net cash used in investing activities totaled $9,021,157 during the six months ended June 30, 2008, as compared to net cash used in investing activities of $6,491,526 during the six months ended June 30, 2007. Cash used in investing activities during the six months ended June 30, 2008 was comprised of the purchase of the Texas Facility for $11,546,157, an investment of $600,000 in Terra, the issuance of a $225,000 note receivable to United and an offset by a redemption of $3,350,000 of marketable securities held by us. Cash usage during the six months ended June 30, 2007 was the result of our acquisition of $2,000,000 of marketable securities, an investment of $3,600,000 in Terra and the issuance of a $292,000 note receivable to BBD and $596,000 of notes receivable to United.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $5,541,176 for the six months ended June 30, 2008, as compared to net cash provided of $725,000 for the six months ended June 30, 2007, representing an increase of $4,816,176 or 664%. The cash flows during the six months ended June 30, 2008 were derived from the issuance of convertible notes and common stock. The cash flows during the six months ended June 30, 2007 were derived from the issuance of common stock.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this quarterly report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this quarterly report of Form 10-Q. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report on Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

Item 4T. CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

We have started to document and analyze the systems of disclosure controls and procedures and internal control over financial reporting related to the Texas Facility and integrate it within our broader framework of controls. As we integrate the historical internal controls over financial reporting of the acquisition made into our own internal controls over financial reporting, certain temporary changes may be made to our internal controls over financial reporting until such time as this integration is complete. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of these acquisitions, there can be no assurance that a material weakness will not be identified in the course of this review.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of our business. To our knowledge, there are no pending or threatened legal proceedings, government actions, administrative actions or claims against us.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 26, 2008, stockholders holding 9,300,000 shares of our common stock, or 93%, approved, by majority written consent the merger between Laurence Associates Consulting, Inc. (“Laurence”) and Beacon Energy Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Laurence. As a result of this merger Laurence merged with and into Holdings, with Holdings as the surviving corporation, for the purpose of changing our state of incorporation from Nevada to Delaware, changing our name from Laurence Associates Consulting, Inc. to Beacon Energy Holdings, Inc. and effectuating a 1 for 1.6666666666 forward stock split.

On June 30, 2008, stockholders holding 9,300,000 shares of our common stock, or 93%, approved, by majority written consent, the merger by and among Laurence, Holdings, Beacon Acquisition Corp., a wholly-owned subsidiary of Holdings (“Acquisition Corp.”), and Beacon Energy Corp. (“Beacon”), pursuant to which Acquisition Corp. merged with and into Beacon with Beacon as the surviving corporation and pursuant to which each share of common stock of Beacon was exchanged for 37.4133880067 shares of common stock of Holdings.

On June 30, 2008, stockholders holding 9,300,000 shares of our common stock, or 93%, approved, by majority written consent, the adoption of the 2008 Stock Incentive Plan (the “Plan”). Under the Plan, Holdings is entitled to issue incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The purpose of the plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, as well as to stimulate an active interest of such persons into our development and financial success.

Item 6. Exhibits

Exhibit No.	Description

2.1*
Amended and Restated Agreement of Merger and Plan of Reorganization, by and among Laurence Associates Consulting, Inc., Beacon Energy Holdings, Inc., Beacon Acquisition Corp. and Beacon Energy Corp., dated as of June 30, 2008

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer
* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ENERGY HOLDINGS, INC.

Date: August 19, 2008	By:	/s/ DYLAN K. REMLEY
Dylan K. Remley
President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*
Amended and Restated Agreement of Merger and Plan of Reorganization, by and among Laurence Associates Consulting, Inc., Beacon Energy Holdings, Inc., Beacon Acquisition Corp. and Beacon Energy Corp., dated as of June 30, 2008

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

*	Filed herewith