Form 10-Q
period 2008-09-30
Beacon Energy Holdings, Inc.
filed 2008-11-14
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of November 11, 2008, there were 31,100,000 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$609,990	$5,881,996
Accounts receivable	2,885,242	-
Inventory	1,702,070	-
Marketable securities	-	3,350,000
Notes receivable	855,000	650,000
Interest receivable	35,315	49,620
Prepaid expense and other current assets	417,046	73,271
Total current assets	6,504,663	10,004,887

Property and equipment, net	9,383,551	27,807
Notes receivable	816,990	816,990
Investment in Terra Bioenergy, LLC	4,261,725	3,654,179

Total assets	$20,966,929	$14,503,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,346,825	$1,745
Accrued expenses and other liabilities	671,947	33,753
Due to related party	282,470	186,530
Income taxes payable	13,376	(538)
Total current liabilities	2,314,618	221,490

Commitments and Contingencies

Stockholders' Equity
Common stock	31,100	24,205
Preferred stock	-	-
Additional paid-in capital	20,817,839	15,244,108
Accumulated deficit	(2,196,628)	(985,940)
	18,652,311	14,282,373

Total liabilities and stockholders' equity	$20,966,929	$14,503,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$10,973,553	$-	$16,097,513	$-

Costs and expenses
Operating expenses	10,792,566	-	15,625,474	-
General and administrative expenses	636,233	342,223	1,541,885	769,272
Depreciation	106,068	1,300	291,067	3,899
	11,534,867	343,523	17,458,426	773,171

Operating loss	(561,314)	(343,523)	(1,360,913)	(773,171)

Other income (expense)
Interest expense	(5,303)	-	(18,730)	-
Interest income	30,248	86,634	180,117	259,485
Income from equity investment	1,885	30,539	7,546	30,539

Loss before provision for income taxes	(534,484)	(226,350)	(1,191,980)	(483,147)

Provision for income taxes	4,794	-	18,708	-

Net loss	$(539,278)	$(226,350)	$(1,210,688)	$(483,147)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average shares outstanding - basic and diluted	31,100,000	30,000,000	30,373,358	30,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2007	$24,205	$15,244,108	$(985,940)	$14,282,373

Issuance of 4,027,250 shares of
common stock for cash	4,028	3,837,084	-	3,841,112

Issuance of 1,766,809 shares of
common stock for convertible notes	1,767	1,698,297	-	1,700,064

Issuance of 1,100,000 shares of
common stock in connection
with the split-off	1,100	(1,100)	-	-

Compensation expense on option grants	-	39,450	-	39,450

Net loss	-	-	(1,210,688)	(1,210,688)

Balance, September 30, 2008 (unaudited)	$31,100	$20,817,839	$(2,196,628)	$18,652,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(1,210,688)	$(483,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	291,067	3,899
Equity in earnings of investment	(7,546)	(30,539)
Compensation expense on option grants	39,450	-
Change in assets and liabilities:
Accounts receivable	(2,885,242)	-
Inventory	191,716	-
Interest receivable	14,305	(28,240)
Prepaid expenses and other current assets	(317,774)	(149,627)
Accounts payable, accrued expenses and income taxes payable	1,997,186	45,578
Due to related party	95,940	110,208
Net cash used in operating activities	(1,791,586)	(531,868)

Cash Flows from Investing Activities
Sale (purchase) of marketable securities	3,350,000	(2,000,000)
Purchase of equipment	(20,439)	(3,526)
Notes receivable issued	(225,000)	(1,238,000)
Repayment of notes receivable	20,000	-
Cash paid for business acquisition	(11,546,157)	-
Purchase of equity investment	(600,000)	(3,600,000)
Net cash used in investing activities	(9,021,596)	(6,841,526)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	1,700,064	-
Proceeds from issuance of common stock	3,841,112	6,112,094
Net cash provided by financing activities	5,541,176	6,112,094

Net decrease in cash and cash equivalents	(5,272,006)	(1,261,300)
Cash and cash equivalents, beginning of period	5,881,996	8,392,070
Cash and cash equivalents, end of period	$609,990	$7,130,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On June 30, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), Beacon Energy Holdings, Inc., a newly formed, wholly owned Delaware subsidiary of Laurence (“Holdings”), Beacon Acquisition Corp. (“Acquisition Sub”), a newly formed, wholly owned Delaware subsidiary of Holdings, and Beacon Energy Corp., a privately held Delaware corporation (“Beacon”), entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a direct wholly owned subsidiary of Holdings (the “Merger”).

Laurence was incorporated as a Massachusetts corporation on October 10, 2006 and became a Nevada corporation on September 28, 2007. Prior to the Merger, Laurence was an executive search firm that specialized in serving the paper, film, coating, converting and packaging industries. Beacon was incorporated as a Delaware corporation on September 5, 2006 for the purpose of engaging in the production and marketing of biodiesel. As a result of the Merger and related transactions, Holdings discontinued its executive search firm activities and succeeded to the business of Beacon as its sole line of business.

On May 15, 2008, the Company acquired certain assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,500,000 in cash. Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas. The plant was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks to produce biodiesel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Beacon Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Beacon”, the “Company”, “we”, “our” or “us”, unless the context otherwise requires.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the income statement for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with Beacon’s audited consolidated financial statements for the year ended December 31, 2007 and Holdings’ Current Report on Form 8-K dated June 30, 2008 and filed with the Securities and Exchange Commission (“SEC”) on July 7, 2008, as amended. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Holdings, Beacon and its wholly owned subsidiaries, Beacon Energy (Texas) Corp. (“Beacon Texas”), AgriFuel United Biofuels Inc., AgriFuel BBD Holding Co. Inc. and AgriFuel Terra Farms, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 to conform to the current presentations for the three and nine months ended September 30, 2008. The reclassifications had no effect on stockholders’ equity or net loss for the said periods.

Revenue

Revenue from product sales is recognized at the time the product is shipped. The Company records revenue from federal incentive programs related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.

Inventory

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less, and money market accounts to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash balances in financial institutions that are insured by the Federal Depository Insurance Corporation and the Securities Investor Protection Corporation which may be subject to certain limitations. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

As of September 30, 2008, accounts receivable due from the Internal Revenue Service (“IRS”) related to the federal incentive programs on the production of biodiesel was approximately $1,394,744, with $205,398 or 15% of which are past due.

Marketable Securities

The Company’s marketable securities are recorded at fair value using quoted market prices and classified as available-for-sale. Realized gains and losses on available-for-sale securities are computed using the specific identification method.

Property and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes’ assets ranging between (i) 3 years for office furniture and vehicles, (ii) 15 to 31 years for building and building improvements and (iii) 7 to 18 years for machinery and equipment.

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

Stock-Based Compensation

The Company adopted the fair value method of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock –Based Compensation” effective July 1, 2008 and utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted. The impact on the Company’s financials is further discussed in Note 9.

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

Note 2 - SUBSIDIARY INVESTMENTS

On February 5, 2008, Beacon loaned an additional $225,000 to United pursuant to a Term Note and Security Agreement (the “Additional Working Capital Loan”). This brings the aggregate amount of loans made by the Company to United to $1,379,990 as of September 30, 2008. The Additional Working Capital Loan bears interest at a fixed rate of 7%, is to be repaid in full by January 1, 2009 and is secured by all of the assets of United. The Company has extended payment terms on these notes and is in discussion with United regarding additional modifications. The Company continues to accrue for the unpaid interest.

In April 2007, the Company completed a $3.6 million investment in Terra, a development stage biodiesel production company located in St. Josephs, Missouri. In addition, on February 21, 2008, the Company made a $600,000 investment in Terra and agreed to guaranty a $250,000 portion of subordinated debt for Terra, in exchange for a fee of $10,000 per year plus the allocation of certain tax credits. As a result of these investments, the Company now owns an interest worth approximately 36% in Terra, with an option to increase its ownership interest to more than 50% under certain, specific circumstances. The proceeds were utilized by Terra to commence construction on its biodiesel production facility. As of September 30, 2008, Terra has approximately $16.7 million in total credit lines of which Terra has borrowed an estimated $8.3 million. It is expected that Terra will draw on the rest of its credit lines as the construction of its biodiesel production facility continues. As discussed in Note 15, a recent development has occurred with regards to the on-going construction.

As of September 30, 2008, notes receivable from BBD amounted to $292,000, comprised of a term loan of $240,000 and a working capital loan of $52,000, which bear interest at 10.0% and 7.75%, respectively. The $240,000 note matures on December 31, 2008 and the $52,000 note matures on October 1, 2013. The Company has extended payment terms on these notes and is in discussion with BBD regarding additional modifications. The Company continues to accrue for the unpaid interest.

Note 3 – INVENTORY

Inventory as of September 30, 2008 is indicated below. There was no inventory as of December 31, 2007.

September 30, 2008
Raw materials	$1,086,060
Finished goods	616,010
$1,702,070
1,702,070

Note 4 – NOTES RECEIVABLE

Notes receivable consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Note receivables - Buffalo Biodiesel, Inc.	$292,000	$292,000
Note receivables - United Biofuels, Inc.	1,379,990	1,174,990
	1,671,990	1,466,990
Less - Current maturities	855,000	650,000
	$816,990	$816,990

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Property and equipment	$9,680,976	$34,166
Less - Accumulated depreciation	297,425	6,359
	$9,383,551	$27,807

Note 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 36.6% interest in the Company compared to a 47.0% interest in the Company as of December 31, 2007. Metalico did not participate in the Company’s stock offering in May and June 2008 and as a result Metalico’s percentage ownership declined. Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	September 30, 2008	September 30, 2007
Management fees	$49,500	$49,500
Rent	21,600	21,600
Administrative fees	21,375	21,375
	$92,475	$92,475

The Company’s liabilities include $282,470 due to Metalico for general and administrative expenses. The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 7 – MAJOR CUSTOMER

For each of the three and nine months ended September 30, 2008, revenues from the Company’s largest customer were approximately $4,402,279 or 40% and $6,506,758 or 40% of total revenues, respectively. For the comparable periods of the prior year, the Company had no revenues and therefore had no customers. As of September 30, 2008, accounts receivable due from the Company’s largest customer was approximately $821,323.

For each of the three and nine months ended September 30, 2008, subsidies from the IRS federal incentive programs on the production of biodiesel were approximately $2,261,693 or 21% and $3,084,968 or 19% of total revenues, respectively.

Sales of biodiesel continued to be made within the state of Texas

Note 8 – MAJOR SUPPLIER

For each of the three and nine months ended September 30, 2008, total feedstock purchases from the Company’s two largest suppliers were approximately $7,674,000 or 82% and $11,165,000 or 82% of total trade purchases, respectively. For the comparable periods of the prior year, the Company had no revenues and therefore had no suppliers. As of September 30, 2008, payables due to one of the Company’s largest supplier were approximately $760,344.

Note 9 – STOCK BASED COMPENSATION PLAN

The Company established the 2008 Equity Incentive Plan (the 2008 Plan) which allows for up to 3,000,000 shares of the Company’s common stock to be issued upon the exercise of stock based awards granted to officers, consultants, board members and certain other employees of the Company and its subsidiaries from time to time. The purpose of the 2008 Plan is to attract and retain qualified individuals and to align their interests with those of the stockholders by the opportunity to receive stock-based and other long-term incentive grants.

On June 30, 2008, the Company’s Board of Directors granted options to several employees to purchase an aggregate total of 2,338,336 shares of common stock. The options expire ten years from the date of the grant and vest over three years. All options were granted at the market value of the underlying shares on the date of the grant and have an exercise price of $0.96 per share.

The fair value of the stock options granted was computed using the Black-Sholes option-pricing model. Variables used in the Black-Sholes option-pricing model include (i) risk-free interest rate at the date of the grant which was 3.99%, (ii) expected option life based on the option term which was ten years, (iii) expected volatility computed at 69.7%, (iv) pre-vesting forfeiture rate of 10%, and (v) zero expected dividends.

Based on the above, the Company recognized a total of $39,450 in stock compensation expense for each of the three and nine months ended September 30, 2008.

Note 10 - INCOME TAX MATTERS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 in the first quarter of 2008. Upon adoption, the Company recognized a tax liability of $13,914 related to certain start-up costs in 2006 that were not capitalized.

Note 11 – STOCKHOLDERS’ EQUITY

In May and June 2008, pursuant to the Series C Stock Subscription and Investment Agreement (“Series C Agreement”), the Company received approximately $3,841,112 (net of $34,000 in issuance costs) in additional investments for 107,642 shares of common stock before the Merger or the equivalent of 4,027,250 shares of common stock after the Merger on June 30, 2008.

On May 15, 2008, the Company issued approximately $1,700,000 in Convertible Notes (“Convertible Notes”). The Convertible Notes were converted into the equivalent of 1,766,809 shares of common stock after the Merger on June 30, 2008.

A total of 1,100,000 shares of Holdings’ common stock were retained by the pre-Merger shareholders of Laurence following the Merger and related transactions.

As of September 30, 2008, Holdings had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 31,100,000 common stock shares were issued and outstanding.

Note 12 – EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would occur assuming conversion of stock options, warrants, and other dilutive securities. Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the nine months ended September 30, 2008 and September 30, 2007, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Note 13 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and expenses) of $1,250,000 of subordinated debt incurred by Terra. Beacon will receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.

Note 14 – SUBSEQUENT EVENTS

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Texas of certain waste water disposal issues related to the operations of the Beacon Texas facility. The Company is in active discussion with the City to resolve these issues. It is currently estimated that a full resolution of these issues will be made within the next 6 – 12 months. The Company may be required to enter into a consent decree with the City as part of the final resolution. At this time the Company is unable to estimate the financial impact of fully resolving this matter. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Texas.

In October 2008, the Company was informed of significant cost overruns in the construction of Terra’s biodiesel facility in St. Josephs, Missouri. Terra’s lenders have been notified of this development and construction is still on-going. Terra has identified funding sources to meet the costs of the overruns through additional equity investments in Terra. Terra is in the process of negotiating and finalizing the terms of such transaction. However, there can be no assurance that the necessary funding will be obtained. Failure to secure the necessary funding in a timely manner may jeopardize the completion, viability and/or future performance of the project. Upon closing of this transaction, the Company expects that its equity interest will be diluted.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008, as amended. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We ceased to be a development stage company on May 15, 2008 following our acquisition of certain assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., (“Smithfield”), a publicly traded Virginia corporation. Smithfield produced and sold biodiesel at its biodiesel plant in Cleburne, Texas (“Texas Facility”), which is now being operated by Beacon.

We were originally formed in the State of Delaware on September 5, 2006 for the purpose of engaging in the production and marketing of biodiesel. Our biodiesel efforts are centered on the utilization and processing of lower grade feedstocks, primarily animal fats such as beef tallow, choice white grease and poultry fat, which lowers our raw material cost and enhances our flexibility to meet historically volatile market conditions.

Since our formation in 2006, we have successfully completed strategic investments in four companies dedicated to the production of biodiesel. Buffalo Biodiesel, Inc. (“BBD”) is dedicated to the collection of low cost waste products that serve as the raw materials for biodiesel. Beacon Energy (Texas) Corp. (“Beacon Texas”) and United Biofuels, Inc. (“United”) produce and sell biodiesel fuel. Terra Bioenergy LLC (“Terra”) is in the process of constructing a biodiesel production plant. As a result of these investments, the facilities in which we have invested currently have the capacity to produce more than 15 million gallons of biodiesel per year. We expect such facilities to have the capacity to produce, in the aggregate, more than 30 million gallons towards the beginning of 2009.

Through the continued development of our investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploitation of new investment opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

The third quarter of 2008 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel. Although underlying raw material prices also declined, the Company was first forced to work through higher priced feedstock inventory that had been procured during the higher cycles of the commodity market. This impact was particularly pronounced towards the end of August into the month of September. Beacon’s operations were also negatively impacted by Hurricane Ike and its corresponding effects on both the Port of Houston export market and its lingering disruption to the in-state transportation infrastructure on which Beacon and its suppliers and customers rely to ship both raw materials and finished product.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. During the three months ended September 30, 2008, we recognized revenues of $10,973,553. However, during the three months ended September 30, 2007, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of the Texas Facility from Smithfield.

Operating Expenses. During the three months ended September 30, 2008, we recorded operating expenses of $11,534,867, as compared to operating expenses of $343,523 for the three months ended September 30, 2007, representing an increase of $11,191,344 or 3,258%. This increase in operating expenses was primarily due to the costs and expenses associated with the operation of the Texas Facility.

Other Income (Expense). During the three months ended September 30, 2008, we recorded interest income of $30,248, which was offset by interest expense of $5,303, as compared to interest income of $86,634 for the three months ended September 30, 2007. Interest income for each of these periods was principally derived from money market investments. Interest expense incurred was related to Convertible Notes that were converted into common stock on June 30, 2008. We recorded income of $1,885 and $30,539 on our investments in Terra during the three months ended September 30, 2008 and 2007, respectively.

Provision for Income Taxes. Due to the losses incurred for each of the three months ended September 30, 2008 and 2007, we did not recognize any provisions for income taxes during these periods. The income tax expense of $4,794 was for 2007 state income taxes.

Net Loss. As a result of the factors discussed above, we recorded a net loss of $539,278 during the three months ended September 30, 2008, as compared to a net loss of $226,350 during the three months ended September 30, 2007, representing an increase of $312,928 or 138%.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $16,097,513. However, during the nine months ended September 30, 2007, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of the Texas Facility.

Operating Expenses. During the nine months ended September 30, 2008, we recorded operating expenses of $17,458,426, as compared to operating expenses of $773,171 for the nine months ended September 30, 2007, representing an increase of $16,685,255 or 2,158%. This increase in operating expenses was primarily the result of the costs and expenses associated with the operation of Beacon Texas.

Other Income (Expense). During the nine months ended September 30, 2008, we recorded interest income of $180,117 offset by interest expense of $18,730, as compared to interest income of $259,485 for the nine months ended September 30, 2007. Interest income for each of these periods was principally derived from money market investments. Interest expense incurred in 2008 was related to the Convertible Notes that were converted to common stock on June 30, 2008 and on excess inventory installment payments to Smithfield. We recorded income of $7,546 and $30,539 on our investments in Terra during the nine months ended September 30, 2008 and 2007, respectively.

Provision for Income Taxes. We adopted FIN 48 (refer to Note 10 – Income Tax Matters) in the first quarter of Fiscal 2008. Upon adoption, we recognized, for the nine months ended September 30, 2008 a total tax liability of $18,708. The tax liability consists of $13,914 related to certain start-up costs in 2006 that were not capitalized and $4,794 for 2007 state income taxes. Due to the loss incurred during the nine months ended September 30, 2007, we did not recognize any provisions for income taxes during this period.

Net Loss. As a result of the factors discussed above, we recorded a net loss of $1,210,688 during the nine months ended September 30, 2008, as compared to a net loss of $483,147 during the nine months ended September 30, 2007, representing an increase of $727,541 or 151%.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors. We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available such as vendor financing, operating leases and other equipment lines of credit that are offered to us from time to time and which we currently utilize. However, we may need additional funds to meet our long-term strategic objectives, which includes making potential acquisitions. The options available to fund potential acquisitions and our working capital requirements include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. We have no commitments for any future funding of any long-term strategic objectives and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.

In an effort to generate positive cash flow over the next twelve months, we intend and expect to expand our customer base, tightly manage our raw material inventory purchase costs and levels as well as minimize and/or reduce our overhead expenses.

Cash and Cash Equivalents. As of September 30, 2008, we had cash and cash equivalents of $609,990, as compared to cash and cash equivalents of $7,130,770 as of September 30, 2007, representing a decrease of $6,520,780 or 91%.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $1,791,586 for the nine months ended September 30, 2008, as compared to net cash used of $531,868 for the nine months ended September 30, 2007, representing a difference of $1,259,718 or increase of 237%. This increase was primarily attributable to a net loss of $1,210,688 that was offset by changes in other assets and liabilities and depreciation adjustments of approximately $580,898.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $9,021,596 during the nine months ended September 30, 2008, as compared to net cash used in investing activities of $6,841,526 during the nine months ended September 30, 2007, representing an increase of $2,180,070 or 32%. Cash used in investing activities during the nine months ended September 30, 2008 was comprised of the purchase of the Texas Facility for $11,546,157, an investment of $600,000 in Terra, the issuance of a $225,000 note receivable to United, a notes receivable repayment of $20,000 by United and an offset by a redemption of $3,350,000 of marketable securities held by us. Cash usage during the nine months ended September 30, 2007 was the result of our acquisition of $2,000,000 of marketable securities, an investment of $3,600,000 in Terra and the issuance of a $292,000 note receivable to BBD and $946,000 of notes receivable to United.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $5,541,176 for the nine months ended September 30, 2008, as compared to net cash provided of $6,112,094 for the nine months ended September 30, 2007, representing a decrease of $570,918 or 9%. The cash flows during the nine months ended September 30, 2008 were derived from the issuance of convertible notes and common stock. The cash flows during the nine months ended September 30, 2007 were derived from the issuance of common stock.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other written reports and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this quarterly report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this quarterly report on Form 10-Q. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this quarterly report on Form 10-Q. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

Item 4T. CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risks Factors

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

During recent months, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing, both debt and equity, is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on our industry and our business, including our financial condition, results of operations, cash flows and/or future growth plans.

To the extent we do not generate sufficient cash from operations, we may need to incur indebtedness or seek additional equity financing to finance our plans for growth. Recent turmoil in the equity and credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable, if at all.

We continue to be subject to the risk factors previously disclosed in our Form 8-K filed with the SEC on July 7, 2008, as amended.

Item 6. Exhibits

Exhibit No.  Description

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

BEACON ENERGY HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ DYLAN K. REMLEY
Dylan K. Remley
President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

* Filed herewith