Form 10-K
period 2008-12-31
Beacon Energy Holdings, Inc.
filed 2009-05-18
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-147261

 BEACON ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5754991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 497-9990

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	Over the Counter Bulletin Board (“OTCBB”)
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $9,104,781 based upon the selling price of the latest transaction reported for such date. The aforementioned valuation was based on the consummation of a merger effective July 2, 2008.

As of May 14, 2009 there were 33,878,518 shares of common stock outstanding.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other written reports and oral statements made from time to time by Beacon Energy Holdings, Inc. may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, ability to raise additional capital and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this annual report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this annual report on Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report on Form 10-K. We do not intend, and do not assume any obligations, to update these forward looking statements, except as required by law.

Part I
Item 1.      Business

Overview

On June 30, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), Beacon Energy Holdings, Inc., (“Company”) a newly formed, wholly owned Delaware subsidiary of Laurence (“Holdings”), Beacon Acquisition Corp. (“Acquisition Sub”), a newly formed, wholly owned Delaware subsidiary of Holdings, and Beacon Energy Corp., a privately held Delaware corporation (“Beacon”), entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a direct wholly owned subsidiary of Holdings (the “Merger”).

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

On May 15, 2008, the Company acquired certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash.  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks to produce biodiesel.

As used herein, all references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Merger refer to Beacon, and for periods subsequent to the closing of the Merger refer to Holdings and its wholly owned subsidiaries.

Since our formation in 2006, we have successfully completed strategic investments in three companies dedicated to the production of biodiesel and one company dedicated to the collection of low cost waste products that may serve as the raw materials for biodiesel. The facilities in which we have invested currently have the capacity to produce more than 15 million gallons of biodiesel per year and we expect such facilities to have the capacity to produce more than 30 million gallons in 2009.

Based on the dramatic changes in the economy during the later part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company they have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all of their investments and loans made to unconsolidated entities.

Through the continued development of our investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploration of new investment and acquisition opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

Biodiesel Industry Overview

Biodiesel is a clean burning, biodegradable, non-toxic and renewable, natural alternative fuel. It may be derived from a variety of sources including vegetable oils, animal fats and recycled cooking oils. Biodiesel is typically blended with petroleum diesel to create a biodiesel blend that is nearly indistinguishable from, and in some respects superior to, 100% petroleum diesel. In addition, 100% biodiesel fuel, or B100, can be used in all compression-ignition (diesel) engines without modifications. The chemical name for biodiesel is “methyl esters”. Biodiesel that is in pure form is typically designated in the marketplace as B100. The “100” indicates that the fuel is 100% biodiesel. According to the United States Environmental Protection Agency, B100 biodiesel emits 78% less carbon dioxide, 67% fewer unburned hydrocarbons, 48% less carbon monoxide and 47% less particulates than petroleum based diesel fuel.

In the United States, the typical consumption of biodiesel has been in blends ranging from a “B5” blend of 5% biodiesel and 95% petroleum diesel to 20% biodiesel and 80% petroleum diesel, or “B20.” Similar blends are also commonly used in Europe.

The biodiesel market has grown significantly over the past several years with most consumption concentrated in federal, state and local governments. According to the National Biodiesel Board, United States biodiesel production was approximately 15 million gallons in 2002 and has grown to an estimated 450 million gallons in 2007. By comparison, the European biodiesel market is more mature than the United States market, having consumed approximately 1 billion gallons of biodiesel in 2007. Currently, biodiesel is utilized in the United States by industrial facilities, commercial vehicle fleets, government fleets, mass transit vehicles and marine applications.

       Our Investments

Based on the dramatic changes in the economy during the later part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company they have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all of their investments and loans made to unconsolidated entities.

Beacon Energy Texas

In May 2008, through our wholly owned subsidiary Beacon Energy (Texas) Corp. (“Beacon Energy Texas” or “Texas Facility”), we purchased certain operating assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash. The assets acquired principally consist of an operating biodiesel plant located in Cleburne, Texas (approximately 40 miles southwest of the Dallas/Fort Worth metropolitan area of Texas) and related inventory. We have also executed an unconditional guaranty for any indebtedness between our Texas Facility and ConAgra Foods, Inc., a principal feedstock supplier. The Texas Facility was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks.

The Texas facility commenced operations in May 2007 and is capable of producing biodiesel at a rate of approximately 300,000 to 800,000 gallons per month for an annualized rate of 3.5 to 9.5 million gallons per year, with the ability to increase its production capacity to approximately 15 million gallons per year. We believe that this capacity may be even further expanded by optimizing shift schedules and maintenance downtime. In addition, there is current space available, on-site, for future plant expansions. Assuming today's biodiesel selling prices and an annualized volume of 9.5 million gallons, this facility could produce revenue in excess of $22.0 million per year.

Beacon Energy Texas utilizes 100% animal fats to produce its biodiesel and employs a state-of-the-art fats processing technology. It utilizes a “two-stage” system consisting of a “front-end” pre-treatment process that allows the plant to process a wide variety of lower grade feedstocks. Traditionally, such lower grade feedstocks, due to their lower quality, have a lower purchase price and allow the plant to lower its raw material costs. On a technical basis, lower quality refers to both a higher free fatty acid content (“FFA”) and a greater level of other contaminants (ranging from sediments, water and solids to elevated sulfur contents). This entire front-end process may be by-passed when higher grade materials, typically food-grade animal fats (or plant oils), are utilized. Feedstocks currently utilized by the plant run the entire range of available animal fats, including tallow, choice white grease, edible lard, technical tallow and poultry fat. Feedtsocks are procured by a dedicated procurement manager.

The second stage of the system (also referred to as the “back-end”) consists of a transesterification process to convert the remaining raw feedstock to biodiesel and glycerin (a by-product of the process). The plant’s second stage also uses a proprietary system to achieve both a continuous flow process and a relatively quick chemical reaction. As stated above, this back-end system may be utilized to not only process higher quality animal fats but also various plant oils (soy, canola, palm etc.) to the extent it is economically feasible to utilize such plant oils.

The plant has also recently installed an anaerobic waste-water treatment facility to handle its wastewater. It is currently anticipated that, when fully operational, the anaerobic digester will adequately address the plant’s waste water disposal requirements..

Off-take (sales) of both biodiesel and the glycerin by-product are generally conducted on a month-to-month and “spot basis” to a customer base that includes both local and national scale companies. The plant has also shipped biodiesel to the Port of Houston for export to Europe (through the services of a broker). The Texas Facility has a full scale lab and a rigorous quality assurance/quality control program that requires the testing of both the shipments of incoming feedstock as well as the shipments of outgoing fuel. The on-site lab at our Texas Facility has recently completed the field audit portion of the National Biodiesel Board’s BQ-9000 quality control quality control accreditation program and expects to receive the BQ-9000 designation shortly. The BQ-9000 program is a voluntary program developed by the National Biodiesel Board to designate producers that have implemented the highest standards of quality assurance/quality control. To receive accreditation, companies must pass a rigorous third party review and inspection of their quality control processes by an independent auditor to ensure that quality control is fully implemented and that all fuel produced by a facility consistently meets the requirements of ASTM D6751 (the American Society for Testing and Manufacturing’s fuel specification standard for B100 biodiesel).

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Texas of certain waste water disposal issues related to the operations of the Beacon Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company will make improvements to its waste water treatment facility which is expected to cost approximately $320,000.  As of December 31, 2008, the project is almost 50% completed. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Texas.

Terra Bioenergy LLC

In April 2007, we, through our wholly owned subsidiary, AgriFuel Terra Farms, LLC, completed a $3.6 million investment in Terra Bioenergy LLC (“Terra”), a development stage biodiesel production company located in St. Josephs, Missouri. In addition, on February 21, 2008, we made a $600,000 investment in Terra and agreed to guaranty a $250,000 portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits. On November 17, 2008, we made additional investment of $400,000 in Terra.  As a result of these investments, we now own an approximately 36% interest in Terra, with an option to increase our ownership interest to more than 50% under certain, specific circumstances.

Including the monies provided by us, Terra has raised approximately $12.8 million in equity financing and secured approximately $14.0 million in available debt facilities and credit lines, of which approximately $8.0 million has been drawn to date. We anticipate that these credit lines will be fully drawn upon completion of the facility. In the last quarter of 2008, Terra sold its Missouri Higher Education Loan Authority (“MOHELA”) securities to Bank of America  (“B of A”)and used the proceeds to pay off its entire debt and cancel its line of credit with B of A.

Terra has commenced construction of a biodiesel production plant that, when completed, will be capable of processing up to 100% animal fats. The plant’s production technology and process will be supplied by Desmet Ballestra, a worldwide leader of biodiesel production technology. Upon completion, Terra’s plant will have an initial production capacity of approximately 15 million gallons per year, with the ability to increase capacity to more than 30 million gallons per year.

The Terra plant is located in St. Josephs, Missouri, which is a one hour drive north of Kansas City, Missouri. We believe that this location provides Terra with strategic advantages, including a State of Missouri biodiesel incentive program under which it provides grants of 30 cents per gallon for up to 15 million gallons of biodiesel to producers that are at least fifty-one percent owned by agricultural producers. Terra has informed the Company that Terra is waiting for the documentation confirming the earlier verbal assurance by the State of Missouri that it is eligible for the said credit.  However, any delays from weather or other unanticipated events, could jeopardize the plant’s ability to qualify for such credit. In addition, the plant is located less than one mile from a large pork processing plant that produces more than 12 million gallons of choice white grease per annum. As with Beacon Energy Texas, it is currently anticipated that the Terra plant will be designated as a BQ-9000 accredited producer shortly after commencement of production.

In October 2008, the Company was informed of significant cost overruns of approximately $6 million in the construction of Terra’s biodiesel facility in St. Josephs, Missouri. Terra’s lenders have been notified of this development and construction is still on-going. Terra is attempting to raise additional capital to fund these cost overruns. However, there can be no assurance that the necessary funding will be obtained. Failure to secure the necessary funding in a timely manner may jeopardize the completion, viability and/or future performance of the project.

United Biofuels, Inc.

In January 2007, we, through our wholly owned subsidiary AgriFuel United Biofuels Inc., completed a $925,000 investment in United Biofuels, Inc. (“United”), the owner and operator of a biodiesel plant located in York, Pennsylvania. This $925,000 investment was comprised of $765,000 in 5% secured convertible notes and $160,000 of 5% senior secured convertible notes. Following completion of our full funding obligation under these convertible notes, these notes will convert into 45% of the fully diluted equity capital of United. In addition, we will have an option to purchase up to an additional 15% of United, giving us up to a 60% interest. In September 2007 and in November 2007, we purchased or issued working capital term notes from United of $50,000 and $200,000, respectively, bearing interest at the rate of 7% per annum and maturing on January 1, 2009. On February 5, 2008, we loaned an additional $225,000 to United, pursuant to the terms of a term note and security agreement, with such note bearing interest at the rate of 7% per annum and maturing on January 1, 2009. This loan is secured specifically by a grant of approximately $250,000 from the State of Pennsylvania that has been awarded to United. United is currently expecting receipt of these grant monies shortly. As a result of the foregoing, we have invested approximately $1.4 million in United to date.

United began producing biodiesel in the summer of 2006 and currently produces biodiesel at an annualized rate of approximately 1,000,000 gallons per annum. In November 2007, as a result of the investments described above, United completed an upgrade and expansion of the plant’s production capacity. With such expansion and upgrade, United is now able to produce biodiesel at an annualized rate of more than 2.5 million gallons per annum, utilizing various feedstocks, including a wide range of plant and animal based oils. The plant currently utilizes 100% poultry fat as its base raw material for the production of biodiesel.

United is currently in arrears on both the interest and principal payments on the above described notes. In view of the recent downturn in the economy and the difficulty of United to make timely payments on its debt as of December 31, 2008, we have written off $21,569 of interest receivable and determined that 100% or $1,379,990 of the said notes is impaired. During the year ended December 31, 2008, United paid $20,000 in principal and $80,000 in interest.

As of the filing date, United is not operational.  The owners are currently considering a sale or liquidation of the facility.

Buffalo Biodiesel, Inc.

In January 2007, we through our wholly owned subsidiary, AgriFuel BBD Holding Co. Inc. purchased a secured convertible note bearing interest at the rate of 10% per annum from Buffalo Biodiesel, Inc. (“BBD”), and in April 2007, we purchased a working capital note of up to $250,000, bearing interest at the rate of 7.75%. Aggregate amounts outstanding under such notes are approximately $290,000. BBD is a Buffalo, New York based company specializing in the collection of used restaurant cooking oil from local restaurants (also known as waste vegetable oil, or WVO), the processing and treatment of such WVO and then the sale of such WVO to the animal feed market and/or the biodiesel production market.

BBD is currently in arrears on both the interest and principal payments on the above described notes. In view of the recent downturn in the economy and the difficulty of BBD to make timely payments on its debt as of December 31, 2008, we have written off $40,313 of interest receivable and determined that 100% or $292,000 of the said notes is impaired. During the year ended December 31, 2008, BBD paid $9,242 in interest.

Competitive Strengths

We will continue to focus on improving and expanding the production capacity of our Texas Facility. We will also maintain to strive to remain feedstock “neutral’ to achieve maximum flexibility, and have worked, and will continue to work, to minimize technology risk.  The key aspect to this approach is “feedstock neutrality”.  This feedstock flexibility provides us with the ability to both: (i) be opportunistic in the procurement of various feedstocks to take advantage of pricing disparities and lower our raw material costs and (ii) be operationally flexible by eliminating the cost and time associated with plant shut downs to reset for differing feedstocks.

We plan to utilize whichever feedstocks are the lowest cost and are available in usable quantities.  If necessary, feedstocks will be pre-treated and then will be blended at the commencement of the production process.  It is currently anticipated that our primary feedstocks will consist of a variety of rendered animal fats and “off-spec” plant oils.  We also anticipate taking advantage of the “next generation” of feedstocks as they are developed and produced in commercially viable quantities, including camenila, jatropha, mustard seed and algae.  Feedstock flexibility also provides us with greater operational flexibility since production will not be restricted if there is a shortage or price disadvantage to any particular feedstock.  Lastly, it is anticipated that the continuous flow nature of the production process will assist in minimizing our plants’ operating costs as measured on a per gallon basis and maximize productivity.

Biodiesel Markets

Our ability to successfully market our biodiesel is heavily dependent upon two key and essential factors: (i) the price of petroleum-based diesel fuel as compared to the price of biodiesel and (ii) the availability of economic incentives to produce and use biodiesel.

Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Recently, biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow in demand in order to sustain the price of biodiesel into the future.

Wholesale Market / Biodiesel Marketers

The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and then deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.

Retail Market

The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and “jobbers,” which buy products from manufacturers and sell them to retailers for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its infancy as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for us to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:

☐	additional rail capacity;

☐	additional storage facilities for biodiesel;

☐	increases in truck fleets capable of transporting biodiesel within localized markets;

☐	expansion in refining and blending facilities to handle biodiesel; and

☐	growth in service stations equipped to handle biodiesel fuels.

With increased government support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel for the retail market may increase in the future. However, any increases in biodiesel demand may be more than offset by future increases in biodiesel supply, and significant investments in biodiesel distribution infrastructure must be made. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for biodiesel, impede delivery of biodiesel, impose additional costs on or otherwise negatively affect our proposed results of operations or financial position.

Government/Public Sector

The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998 (the “EPACT”), which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT.

General Demand for Biodiesel

The biodiesel industry is still relatively new and unknown, especially when compared to the ethanol industry. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 450 million gallons of biodiesel in 2007, constituting only a small part of the 60 billion gallon per year United States diesel fuel market and a fraction of the amount of 2007 ethanol production. The National Biodiesel Board estimates that as of January 25, 2008, national biodiesel production capacity totaled approximately 2.24 billion gallons per year. However, some plants are currently closed and many do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.23 billion gallons if plants currently under construction or engaged in expansion begin production.

Several factors may lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 2007 study by the United States Department of Energy and the United States Department of Agriculture found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. The Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate is cancelled or suspended, or if waiver of the mandate requirements are allowed, future biodiesel demand may be less than expected.

We anticipate that the EPA’s Renewable Fuel Standard (the “RFS”) may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that the RFS will increase demand for biodiesel, as it is estimated that current biodiesel production capacity already exceeds the 2012 biodiesel mandate. We also anticipate that the expanded RFS requirements will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

The Biodiesel Production Process

Biodiesel can be made from renewable sources, such as:

☐	vegetable oils;

☐	animal fats; and

☐	used cooking oils and trap grease.

The choice of feedstock is determined primarily by the price and availability of each feedstock variety and the capabilities of the producer’s biodiesel production technology to process the particular feedstock. Local governmental and environmental considerations may also affect the choice of feedstock. The biodiesel manufacturing process has three distinct steps — the chemical reaction step, the separation step and the polishing step.

Chemical Reaction. In the chemical reaction step, a mix of biodiesel, glycerin and soap is produced from feedstock, alcohol and a catalyst. The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactor,” and the process typically requires an extended period of time. Depending on the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin, and to recover excess alcohol from both the biodiesel and glycerin. Generally, the more efficient the reactor, the less downstream processing that is required. If the feedstock used is high in free fatty acids, an esterification step is required before the chemical reaction step is needed to form an ester having an acceptable free fatty acid level.

Separation. The methyl esters are separated from the glycerin and soap from the chemical reaction step effluent.

Polishing. The methyl esters are polished to remove impurities, if any. Any excess water, and soap is removed and excess alcohol is recycled into earlier steps in the production process train.

Quality Standards

In the United States, biodiesel quality is measured by the American Society for Testing and Materials (“ASTM”) Standard D6751, which specifies the required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel oils. This standard specifies, among other qualities, maximum amounts of free glycerin, total glycerin, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue, magnesium, calcium, sodium and phosphorous. The standard also specifies minimum flash point and cetane number. Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.

ASTM standards are likely to be modified in the near future. Recently, after nearly six years of collaboration, ASTM subcommittees granted approval of a new specification that will cover B6 to B20 blends of biodiesel. A revised biodiesel blend specification was approved by ASTM International's D02 Subcommittee E at the semi-annual ASTM meetings held in December 2007 and is intended to clear the way for greater automaker approval of B20. According to the proposed revised specification, the biodiesel portion of the B6-to-B20 specification must meet the standard for B100 biodiesel prior to blending, and the finished blend must meet the widest of the specifications for either No. 1 or No. 2 diesel. Parameters to measure acid number and stability were also added to the finished blend specification as an additional assurance of the fuel's stability over time. In addition, the proposed revised specifications allow the 90% distillation point to be 5°C higher for the blend.

The subcommittee also made refinements to the current standard for B100 biodiesel, ASTM D6751. Changes to the B100 blend stock specification were needed to address the potential issue of filter clogging above the cloud point with B20 and lower blends. This proposed revision passed Subcommittee E in early December 2007. This revision is important because ASTM members had previously voted in December 2006 that finished blends would not be allowed to pass until this issue was addressed at the B100 level.

Other revised ASTM specifications are likely to increase the use of biodiesel. ASTM International's D02 Subcommittee E at the semi-annual ASTM meetings held in December 2007 adopted revised specifications for diesel fuel (ASTM D975) and for home heating oil (ASTM D396) that would allow the blending of biodiesel into petroleum diesel or home heating oil. The biodiesel portion must meet the ASTM D6751 standard prior to blending and the revised specifications limit the biodiesel content to 5% and lower. Except for permitting the blending of B5 biodiesel, the specifications remain the same as those currently in place with no changes.

All of the revised specifications were approved by the  Main Committee at the June 2008 ASTM meeting. Even without the approved revisions, hundreds of major fleets are using B20 biodiesel, including all branches of the United States military for administrative uses and more than 200 school districts. Biodiesel blends are available to the public at more than 1,250 retail filling stations nationwide.

Pricing

The price of refined ASTM D6751 biodiesel is primarily related to the price of petroleum diesel. As a result, the profitability of biodiesel production is largely determined by the difference between the cost of feedstocks, which are agricultural commodities not correlated to the price of petroleum diesel, and the price for refined ASTM D6751 biodiesel, which typically sells at a premium to petroleum diesel due to governmental mandates and incentives for use of biodiesel, as well as environmental factors and other market drivers.

       Feedstocks

Biodiesel production costs are highly dependent on feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel are approximately 70% to 80% of the finished product cost. To produce biodiesel profitability, a biodiesel refiner must have a process that can efficiently convert low-cost feedstock into high quality B100. Suitable feedstocks for biodiesel production include vegetable oils, animal fats and recycled cooking oils and greases.

Animal Fats. Animal fats used for biodiesel production include both edible and inedible fats, fish oil and other types of rendered fats and lards with higher contaminant levels.

Plant Oils. Plant oils used for biodiesel production include soybean (the most commonly used biodiesel feedstock in the United States), palm, rapeseed or canola (the most commonly used biodiesel feedstock in Europe), cottonseed, groundnut, sunflower, corn, coconut, olive, castor, sesame and linseed oils. Over 95% of biodiesel produced by traditional processes in the United States use soybean oil as the primary feedstock. Soybean oil can be obtained in various grades.

Recycled Cooking Oils and Greases. Recycled cooking oils and greases used for biodiesel production include yellow grease and brown grease with a free fatty acid content of greater than 15%.

Feedstock Costs. The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. Recent increases in the entire range of commodities, including agricultural commodities has greatly increased prices of various biodiesel feedstocks from historic levels.

To the extent that the cost for biodiesel production exceeds the price of petroleum diesel, government incentives are necessary to maintain a commercially feasible market for the production of biodiesel.

Government Incentives

In the interest of environmental protection and energy security, federal, state and local governments have enacted a variety of incentives and mandates to promote the production and use of biodiesel. These incentives and mandates generally have three approaches:

☐	To lower the effective cost of biodiesel in order to make it more price competitive with petroleum diesel, primarily through tax credits, rebates and deductions;

☐
To increase the use of biodiesel through mandates, such as requirements for use of a biodiesel blend for certain government fleets or requiring a certain percentage of sales to consist of a biodiesel blend; and

☐
To encourage investments in production and distribution capacity, as well as technology to promote end use of biodiesel, through tax credits, rebates and deductions, grants for construction or purchase of new equipment or government loan guarantees.

Tax Incentives.

The primary federal government incentive intended to lower the effective cost of biodiesel is the Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006. This incentive is currently set to expire on December 31, 2009. This incentive generally provides for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel, including biodiesel derived from animal fats blended into petroleum diesel. In December 2007, President Bush gave approval to the Energy Independence and Security Act of 2007 which establishes a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012 and as of January 2008, the Volumetric Ethanol Excise Tax Credit was extended to January 1, 2011 as part of the recently enacted Food, Conservation, and Energy Act of 2008.

Other Incentive Programs Offered at the Federal and State Levels

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Illinois and Minnesota have mandated the use of B2 in all diesel fuel sold in their respective states subject to certain conditions that include sufficient annual production capacity (defined as at least 8 million gallons). The mandate took effect in Minnesota in September 2005 and in Illinois in July 2006.

Approximately 31 states provide either user or producer incentives for biodiesel. Several provide both types of incentives. Approximately nine states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives. Two states provide fuel rebate programs, and two provide revolving funds for fleet biodiesel purchases.

International Biodiesel Developments and Public Policy Initiatives

Various non-European countries have also instituted public policy initiatives to encourage biodiesel production and use, and have done so generally through a combination of fiscal incentives and mandates or voluntary targets, including Argentina, Australia, Brazil, Canada, Indonesia, Malaysia and New Zealand.

The following eight European countries have duty exemptions and, in most cases, mandates to incentivize and require the use of biodiesel: Austria, France, Germany, Italy, the Netherlands, Spain, Sweden and the United Kingdom. These countries account for more than 80% of the EU25’s potential biodiesel market.

Competition

The National Biodiesel Board reports that, as of January, 2008, there were approximately 171 commercial biodiesel refineries in the United States with an annual production capacity of approximately 2.2 billion gallons per year. In addition, the National Biodiesel Board reports that there were 55 commercial biodiesel refineries under construction and 3 existing commercial biodiesel refineries undergoing expansion in the United States. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 1.1 billion gallons per year.

The biodiesel production market is very dynamic as there are a number of new entrants that may have greater access to capital or low cost feedstock. For example, large international agricultural companies, such as Archer Daniels Midland Corporation, or ADM, and Bunge Limited have begun to build biodiesel refineries to take advantage of their access to agricultural feedstock. ADM is already the largest ethanol producer in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. ADM estimates that, as of August 11, 2007, it had 1.6 million metric tons of biodiesel production capacity worldwide. In addition, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. Chevron Corporation, for example, reports that it has spent over $1.5 billion on renewable energy projects since 2000.

While the market for biodiesel may not be constrained by demand given the large volume of consumption of diesel in the United States and worldwide, we may face significant competition for feedstock and capital from these large, vertically integrated competitors, in addition to the other independent entrants into the market and from various other alternative fuels that are being developed and marketed.

Patents and Trademarks

One of our main competitive strengths derives from the expertise, know-how, production process and refinery technology utilized by the Texas facility. We intend to continue research and development into improvements in our process and into the use of alternative feedstocks for the production of biodiesel, such as jatropha and algae. We do not expect our research and development expenses to be borne by potential customers as the price of our biodiesel will be determined primarily by commodity prices at the time of sale. We currently do not have any patents or trademarks on our processes.

Item 1A.   Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

We are an early stage company with limited operating history and may never attain profitability.

We have a very limited operating history with respect to the construction and operation of biodiesel refineries, making it difficult for potential investors to evaluate our business. In addition, our business is subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered by new businesses in general, as well as those risks that are specific to the biodiesel industry. These risks are further increased and heightened by the new and developing nature of the overall biodiesel industry. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Unanticipated problems or delays in building biodiesel refineries to the proper specifications may harm our business and viability.

Our current operating cash flow depends on our ability to timely and economically complete and operate our biodiesel refineries. If our biodiesel refining operations are disrupted or the economic integrity of our projects are threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of our refineries. Moreover, the occurrence of significant unforeseen conditions or events in connection with our refineries may require us to reexamine the thoroughness of our due diligence and planning processes. Any change to our business model or management’s evaluation of the viability of these projects may adversely affect our business.

Our construction costs for additional biodiesel refineries may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations at our facilities currently under development.

Our results of operations, financial condition and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies.

Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, petroleum diesel, feedstock and materials used in the construction of our refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses.

Biodiesel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel may also affect the investment market, and our ability to raise investor capital. Although market prices for biodiesel rose to near-record levels during 2008, they have come down significantly since those high levels and there is no assurance that these prices will remain at high levels. Future decreases in the price of biodiesel or petroleum diesel may have a material adverse effect on our financial condition and future results of operations.

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. The prices for most commonly available biodiesel feedstocks are at or near record high levels and are not expected to abate in the near future. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages or quality control issues of feedstock providers. Such shortage or quality control issues could require us to suspend operations until feedstock of acceptable quality is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

Changes in the price and availability of feedstock may hinder our ability to generate revenues and may result in plant shutdowns.

Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits and force us to shut down our plants, either temporarily or permanently. If we continue to experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.

We will require additional capital but may be unable to obtain such capital to implement our business plan.

Notwithstanding our recent private placement for gross proceeds of $1.65 million, we will require additional capital to support even minimal ongoing operations. Should we not be able to raise capital as required, we may need to cease operations entirely. Any additional financing may involve dilution to our then-existing stockholders.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the United States, instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market. Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will use the business relationships of management in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of our management leave the Company. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

Our business may suffer if we are unable to attract or retain talented personnel.

As of December 31, 2008, we had approximately 20 full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as to respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our long-term business plan focuses on acquiring, building and operating biodiesel refineries for our own account. Our ability to acquire quality facilities and/or properties in the future is uncertain and we may be required to delay construction of the facilities currently under construction, which may create unanticipated costs and delays. In the event that we are not successful in identifying and consummating future acquisitions or in obtaining development rights on suitable properties for building and operating biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

Biodiesel may not be accepted as a standard fuel by the broader diesel market.

Our long-term business plan assumes that biodiesel will become readily accepted as a standard, significant blending agent for all diesel applications. This will in turn drive demand for our product. However, biodiesel’s chemical properties differ from conventional petroleum diesel fuel. These differentiations include higher “cold flow” properties, diminished energy content on a per gallon basis and more expensive storage requirements. In addition, to date, the biodiesel industry has suffered from the introduction of substantial amounts of low quality, inferior biodiesel. Some or all of these issues could significantly temper demand from the broader diesel market and result in a significantly reduced market for our product.

The production, sale and distribution of biodiesel is dependent on sufficient and necessary infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

☐	adequate rail capacity, including sufficient numbers of dedicated tanker cars;

☐	adequate barge capacity, including dedicated barges of sufficient size;

☐	sufficient storage facilities for feedstock and biodiesel;

☐	increases in truck fleets capable of transporting biodiesel within localized markets; and

☐	expansion of refining and blending facilities to handle biodiesel.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial condition.

The United States biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The production of biodiesel is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004 and is currently scheduled to expire on December 31, 2009. This program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel. For example, distributors that blend soybean-derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit.

In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

In particular, the State of Missouri, where the Terra project is located is offering a tax credit of $0.30 per gallon on the first 15 million gallons of production per year, for 5 years. Terra has informed the Company that Terra is waiting for documentation confirming the earlier verbal assurance given by the State of Missouri that it is eligible for the said credit.  Failure to meet eligibility requirements will disqualify Terra from receipt of the credit.

Competition may impair our success.

We face competition from other producers of biodiesel with respect to the procurement of feedstock, obtaining suitable properties for the construction of biodiesel plants and selling biodiesel and related products. Such competition could be intense, driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as the price of energy, and in particular oil, rises. Additionally, new companies are constantly entering the market, increasing the competition.

Larger foreign-owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated oil, agricultural and food supply companies, including Conoco-Phillips, Chevron, Tyson, Purdue, ADM, Cargill and Bunge, and independent companies such as Imperium Renewables, Inc. and Green Earth Fuels, LLC all have access to greater resources. The same is true for more established companies who decide to enter into our industry. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

Our business is subject to local legal, political, and economic factors which are beyond our control.

We believe that the current political environment for construction of biodiesel plants is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls, and import and/or export controls. Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Environmental risks and regulations may adversely affect our business.

All phases of designing, constructing and operating biodiesel refineries present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges (particularly with respect to plant wastewater discharge), as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs.

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected.

In addition, environmental regulatory standards for emissions into the air or water may adversely affect the market for biodiesel. For example, in 2005, the Texas Commission on Environmental Quality issued a rule for its Texas Low Emission Diesel program, which mandated reformulated diesel fuels that are less polluting. While biodiesel is generally believed to reduce emissions of hydrocarbons, sulfur, carbon monoxide and particulate pollutants, its effect on the emissions of nitrogen oxide in comparison to petroleum diesel are not, at this time, clearly established. In 2005, the Texas Commission on Environmental Quality stated that biodiesel did not comply with the Texas Low Emission Diesel program, but suspended the implementation of its statement while it reviewed technical data related to nitrogen oxide emissions from biodiesel as compared to petroleum diesel. On December 21, 2007, the Texas Commission on Environmental Quality approved the use of a B5 biodiesel blend as compliant with the program. The Texas Commission on Environmental Quality has not approved B20 or B100 blends and, as a result, market demand for biodiesel in the State of Texas may be significantly reduced. We cannot give assurance that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

Recent public criticism of biofuels may impair our business.

In recent months, biofuels, of which biodiesel is a sub-category have come under criticism from a wide variety of groups. Criticism in particular has focused on escalating food costs (reflected in record high agricultural commodity prices) and the contribution that biofuels, particularly those that utilize agricultural foods in their production process, have made to soaring food costs. Criticism has also been leveled at the alleged clearing of forests for the planting of biofuel crops, and the questioning of whether biofuels, overall, really offer an environmental advantage over petroleum based fuels. This criticism could impact the future acceptance of biofuels as an alternative to petroleum fuels, the political desire, both locally and nationally, to continue further support for biofuels and ultimately the overall expansion of the industry.

Lack of diversification may increase our risk.

Larger companies have the ability to manage their risk through diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we could potentially be impacted more by factors affecting the biodiesel industry or the regions in which we operate than we would if our business were more diversified.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operation.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

Technological advances could cause our plants to become uncompetitive or obsolete.

It is possible that technological advances in the processes and procedures for processing biodiesel could make the processes and procedures that we utilize at our plants less efficient or obsolete. Our plants are single-purpose facilities and have no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than those of our competitors. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which may be unavailable and/or could result in significant expenditures. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel.

The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months. The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition.

Based upon estimates by the National Biodiesel Board, the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result and drive biodiesel prices lower.

As more plants are developed and go into production, there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant.

The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry, which would also likely cause an increase in feedstock prices. If we experience an insufficient supply of feedstock or a sustained period of high feedstock prices, our ability to generate revenues and our profit margins may significantly decrease or be eliminated.

Competition from other sources of fuel may decrease the demand for our biodiesel.

Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, numerous other domestic fuels are currently under development and may prove to be more cost-efficient and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or if a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.

Competition from other diesel fuel lubricity additives may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues.

The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.

Risks Relating to Our Organization and Our Common Stock

As a result of our reverse merger, Beacon Energy Corp. became a subsidiary of  a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of our reverse merger, Beacon Energy Corp. became a subsidiary of a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.  Non-current reporting companies are subject to various restrictions and penalties.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have determined, as referenced in Item 9A(T) Control and Procedures, that our disclosure controls and procedures were not effective.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Beacon Energy Corp. becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-reverse merger company.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

☐	changes in our industry;

☐	competitive pricing pressures;

☐	our ability to obtain working capital financing;

☐	additions or departures of key personnel;

☐	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

☐	sales of our common stock;

☐	our ability to execute our business plan;

☐	operating results that fall below expectations;

☐	loss of any strategic relationship;

☐	regulatory developments;

☐	economic and other external factors; and

☐	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited trading market for our common stock and we cannot ensure that a liquid market will ever develop or be sustained.

Trading in our common stock began on June 30, 2008 and only a limited market has developed for the purchase and sale of our common stock.

For companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the effectiveness of a registration statement or upon expiration of statutory holding periods, under Rule 144, or upon expiration of applicable lock-up periods, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2.      Properties

We sublease approximately 1,000 square feet of office space from a significant shareholder, Metalico, Inc., pursuant to a sublease for $2,400 per month on a month-to-month basis.

We currently own a 15 million gallons per year capacity biodiesel refinery in Cleburne, Texas, which is situated on approximately 6.8 acres of land and includes a building of approximately 15,000 square feet that houses the production facility and associated offices.

We believe that our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities. In the opinion of the management, each of our properties is adequately covered by insurance.

Item 3.      Legal Proceedings

The Company is subject to various legal actions, regulatory investigations and proceedings and claims threatened or pending in the normal course of its business.  The Company is not a party to any action or proceedings which, in the opinion of management, to the extent not provided for through insurance, indemnification or established reserves, is likely to have a material adverse effect on its consolidated financial condition or consolidated results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities

Our common stock commenced trading on June 30, 2008 and is listed on the Over the Counter Bulletin Board (“OTCBB”) sponsored by the National Association of Securities Dealers, Inc. under the symbol “BCOE”.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future.  The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.  We have no preferred stock outstanding.

The information required by this item with respect to equity compensation plans is set forth under item 11 of this report and incorporated herein by reference.

The reported high and low share bid prices for our common stock from and after June 30, 2008, as reported by the OTCBB are shown below for the periods indicated.

	Price Range
	Low	High
Year ended December 31, 2008
Third Quarter (September 30, 2008)	$3.52	$11.00
Fourth Quarter (December 31, 2008)	$0.30	$10.25

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report.  In addition, reference should be made to the audited consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008, as amended.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.

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

On May 15, 2008 we acquired certain operating assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., (“Smithfield”), a publicly traded Virginia corporation.  Smithfield produced and sold biodiesel at its biodiesel plant in Cleburne, Texas (“Texas Facility”), which was acquired and is now being operated by Beacon.

Based on the dramatic changes in the economy during the later part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company we have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all our investments and loans made to unconsolidated entities.

Through continued development of investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploration of new investment opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

The developments and economic turmoil in the recent months have substantially affected the business environment in general and the alternative energy sector in which we operate in. The availability of credit and capital investments has dramatically slowed down making it difficult for most companies to borrow money and/or raise capital to finance their operations.  Oil prices have dropped significantly from the record highs of 2008 and consequently selling prices for petroleum and biodiesel fuel have dropped as well.

We intend to increase revenue and generate cash through the following: (i) expand our customer base by targeting fleet transportation entities such as transport or distribution companies, local and state government agencies, etc., (ii) minimize the seasonality of our sales by selling to the maritime industry where fuel consumption is relatively stable all year round; (iii) utilize lower cost feedstocks and investigate the use of cheaper alternative raw materials; (iv) continue to explore the possibility of tie-ups with major oil companies; and (v) improve and maintain the efficiency of our Texas facility.

As indicated in Item 1A. Risk Factors, there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from federal incentive programs related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.

Inventory

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market

Impairment of Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The Company performed an impairment analysis on the long-lived assets of Beacon Energy Texas facility at December 31, 2008 as a result of weakness in the economy and capital markets, and concluded that no impairment existed.   We wrote off loans to BBD of $332,313 and to United of $1,401,559 as well as an investment in Terra of $4,654,179.

RESULTS OF OPERATIONS

The following table sets forth information regarding average Beacon selling prices for the past three quarters. The fluctuation in pricing is due primarily to the volatility in the price of oil and petroleum diesel.  The price of petroleum diesel, which is a product substitute for biodiesel, basically dictates the price at which we are able to sell biodiesel.

					Petroleum
					No. 2 Diesel
		Beacon Biodiesel			Weighted
		Average	Increase (Decrease) Versus		Wholesale
		Selling Price	Prior Period		Selling Price
		per Gallon (a)	$	%	per Gallon (b)
Year ended
December 31, 2008
By	Quarter
	Second Quarter	$4.54	na	na	$3.65
	Third Quarter	$4.39	$(0.15)	-3.30%	$3.47
	Fourth Quarter	$2.92	$(1.47)	-33.49%	$2.02

By	Month
	May	$4.50	na	na	$3.73
	June	$4.57	$0.07	1.56%	$3.87
	July	$4.77	$0.20	4.38%	$3.89
	August	$4.22	$(0.55)	-11.53%	$3.36
	September	$4.18	$(0.04)	-0.95%	$3.18
	October	$3.27	$(0.91)	-21.77%	$2.54
	November	$2.73	$(0.54)	-16.51%	$1.98
	December	$2.28	$(0.45)	-16.48%	$1.55

(a)	Includes the $1.00 per gallon IRS credit.
(b)	Weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding average Beacon purchase prices for the last three quarters of 2008 for major feedstock items and methanol:

	Average Purchase Price per Pound
		Choice White
	Edible Tallow	Grease	Methanol
Year ended December 31, 2008
Second Quarter	$0.44	$0.44	$1.53
Third Quarter	$0.47	$0.43	$1.58
Fourth Quarter	$0.31	$0.15	$1.51

The following table sets forth information regarding Beacon’s sales by gallons for the last three quarters of 2008.

		Increase (Decrease) Versus
	Sales	Prior Period
	in Gallons	$	%
Year ended
December 31, 2008
Sales By Quarter
Second Quarter	1,114,544	na	na
Third Quarter	2,497,219	1,382,675	124.06%
Fourth Quarter	1,296,948	(1,200,271)	-48.06%
Total	4,908,711

Sales By Month
May	451,992	na	na
June	662,552	210,560	46.58%
July	846,158	183,606	27.71%
August	910,655	64,497	7.62%
September	740,406	(170,249)	-18.70%
October	625,074	(115,332)	-15.58%
November	463,496	(161,578)	-25.85%
December	208,378	(255,118)	-55.04%
Total	4,908,711

The year 2008 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel.  Although underlying raw material prices also declined but not to the same degree as petroleum prices, the Company was first forced to work through higher priced feedstock inventory that had been procured during the higher cycles of the commodity market. This impact was particularly pronounced in the months of August to November.   Beacon’s operations were also negatively impacted by Hurricane Ike and its corresponding effects on both the Port of Houston export market and its lingering disruption to the in-state transportation infrastructure on which Beacon and its suppliers and customers rely to ship both raw materials and finished product.

Year Ended December 31, 2008 Compared to year Ended December 31, 2007

Revenues.  Revenues for the year ended December 31, 2008 were $19,879,791. During the year ended December 31, 2007, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of the Texas Facility.

Costs and Expenses. During the year ended December 31, 2008, we recorded operating expenses of $29,975,002, as compared to operating expenses of $1,155,724 for the year ended December 31, 2007, representing an increase of $28,819,278 or 2,494%.  This increase in operating expenses was primarily the result of the costs and expenses associated with the operation of Beacon Energy Texas which consisted primarily of $20,854,328 in costs of goods sold and other operating expenses, $1,097,663 in general and administrative expenses and $479,236 in depreciation expenses as well as the impairment expense of $4,654,179 on the Terra investments, impairment expense of $1,401,559 on the United notes receivable and impairment expense of $332,313 on the BBD notes receivable.

Other Income (Expense). During the year ended December 31, 2008, we recorded interest income of $207,444 offset by interest expense of $25,615, as compared to interest income of $393,336 for the year ended December 31, 2007.  Interest income for each of these periods was principally derived from money market investments.  Interest expense incurred in 2008 was related to the interest on Convertible Notes that were converted to common stock on June 30, 2008, interest on excess inventory installment payments to Smithfield and interest on commercial insurance installment payments.  We recorded income of $54,179 on our investments in Terra during the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  We expect to fund our working capital needs and capital expenditures over the next twelve months with cash generated from operations, supplemented by borrowings available such as vendor financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives,which includes making potential acquisitions. The options available to fund potential acquisitions and our working capital requirements include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.

In an effort to generate positive cash flow over the next twelve months, we intend and expect to expand our customer base, tightly manage our raw material inventory purchase costs and levels as well as minimize and/or reduce our overhead expenses which includes but is not limited to reduction in headcount.  The reduction in headcount in the first quarter of 2009 is estimated to result in savings of approximately $500,000 a year.

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Texas of certain waste water disposal issues related to the operations of the Beacon Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company will make improvements to its waste water treatment facility which is expected to cost approximately $320,000.  As of December 31, 2008, the project is almost 50% completed. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Texas.

On February 21, 2008, we agreed to guaranty a $250,000 (plus accrued but unpaid interest and other related expenses) portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits.

As indicated in Note 17 – Subsequent Events, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that this infusion of cash and operating cash flow will be sufficient to meet the Company’s capital requirements through the upcoming fiscal year.

Cash and Cash Equivalents.  As of December 31, 2008, we had cash and cash equivalents of $211,209, as compared to cash and cash equivalents of $5,881,996 as of December 31, 2007, representing a decrease of $5,670,787 or 96%.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $1,655,367 for the year ended December 31, 2008, as compared to net cash used of $701,621 for the year ended December 31, 2007, representing a difference of $953,746 or increase of 136%. This increase was primarily attributable to an increase of $1,035,951 in accounts receivable, increase of $971,645 in inventory, increase of $830,926 in accounts payable and other liabilities, increase of $628,000 in due to related party, impairment of investment of $4,654,179 in Terra and impairment of notes receivables of $292,000 from BBD and $1,379,990 from United.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $9,556,596 during the year ended December 31, 2008, as compared to net cash used in investing activities of $7,920,516 during the year ended December 31, 2007, representing an increase of $1,636,080 or 21%. Cash used in investing activities during the year ended December 31, 2008 was comprised of the purchase of the Texas Facility for $11,546,157, an investment of $1,000,000 in Terra, the issuance of a $225,000 note receivable to United, a notes receivable repayment of $20,000 by United,  purchase of $155,439 in equipment by the Texas Facility and an offset by a redemption of $3,350,000 of marketable securities held by us. Cash usage during the year ended December 31, 2007 was the result of our acquisition of $2,850,000 of marketable securities, an investment of $3,600,000 in Terra and the issuance of a $292,000 note receivable due from BBD and $1,174,990 of notes receivable due from United.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $5,541,176 for the year ended December 31, 2008, as compared to net cash provided of $6,112,063 for the year ended December 31, 2007, representing a decrease of $570,887 or 9%. The cash flows during the year ended December 31, 2008 were derived from the issuance of convertible notes and common stock.  The cash flows during the year ended December 31, 2007 were derived from the issuance of common stock.

Item 8.      Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning on F-1.

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

None.

Item 9A(T).   Control and Procedures

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of December 31, 2008 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
The following table sets forth information about the Company’s executive officers and directors as of
December 31, 2008:

Name	Age	Position
Carlos E. Agüero	55	Chairman & Director
Dylan K. Remley	38	President and Chief Executive Officer

Our director hold office until the earlier of their death, resignation or removal or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

As indicated in Note 17 – Subsequent Events, Mr. Dylan K. Remley resigned from the Company effective February 26, 2009.

Biographies

Carlos E. Agüero (Chairman and Director). Carlos E. Aguero is the founder and has served as our Chairman and as director since September 2006. Mr. Agüero has spent the last twenty years involved in a variety of start-up and development phase companies and projects. Among his many ventures, he founded Metalico, Inc. (Amex: MEA), a ferrous and non-ferrous scrap metal recycling company in August of 1997 and has served as Metalico’s Chairman, President and Chief Executive Officer since that time.  From February 1988 to December 1996, he held the position of President, Chief Executive Officer and Director of Continental Waste Industries, Inc., a solid waste hauler and recycler, which he founded in February 1988 and helped guide through more than thirty acquisitions and mergers.  Continental commenced trading on the NASDAQ National Market in November of 1993 and was acquired by Republic Industries, Inc., in December of 1996.

Dylan K. Remley (President and Chief Executive Officer). Dylan K. Remley assisted in our founding in September 2006 and has served as our President and Chief Executive Officer since inception. From January 1999 until August 2006, Mr. Remley was the General Counsel, Vice-President Administration and a member of the Executive Management Committee of Heating Oil Partners, L.P., a publicly traded company listed on the Toronto Stock Exchange as Heating Oil Partners Income Fund (HIF.UN). Mr. Remley earned his B.A. from Trinity College, Hartford CT and his Juris Doctor from the New York University School of Law, New York, NY.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our director and officer against liability for acts or omissions in their capacities as director or officer, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officer and director.

Code of Ethics

We have not adopted but intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and principal financial officer, but have not done so to date due to our relatively small size.

Board Committees

We expect our board of directors, in the future, to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.   As of December 31, 2008, the Audit Committee is composed of Messrs. Agüero and Remley.

Item 11.    Executive Compensation

Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer (the “Named Executive Officer”). Except for the Named Executive Officer, none of our executive officers received annual compensation in excess of $100,000 during the last three fiscal years.

				Stock	Option
Name and				Awards	Awards	All Other
Principal Position	Year	Salary	Bonus	(1)	(1)	Compensation	Total
Carlos E. Agüero	2008	$-	$-	na	na	$-	$-
Chairman	2007	$-	$-	na	na	$-	$-

Dylan K. Remley	2008	$221,404	$85,000	na	$53,700	$7,200	$367,304
President and CEO	2007	$225,000	$-	na	na	$7,200	$232,200

(1) Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, Share Based Payment. For information regarding our valuation of option awards, see “Note 12 – Stock Based Compensation Plan..”

2008 Equity Incentive Plan

On June 30, 2008, our Board of Directors and stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. It is currently anticipated that we will adopt a separate plan for our Board of Directors. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors. On the closing date of the Merger, certain of our executive officers were granted options to purchase common stock exercisable at $0.96 per share as follows:

Name	Shares	Vesting Schedule	Expiration
Dylan K. Remley	1,590,069	1/3 each year for three years	10 years from the date of grant

Mr. Remley resigned from the Company effective February 26, 2009.  At the time of his resignation, all of his shares were not vested and therefore returned to the Company.

Director Compensation

As of December 31, 2008, the Company did not have compensation arrangements in place for members of its board of directors.  In the future we may determine to compensate our directors with cash and/or equity awards. We currently reimburse our directors for reasonable expenses incurred in connection with their services as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of December 31, 2008 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger and the consummation of the Split-Off, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: 186 North Avenue East, Cranford, New Jersey 07016.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)

5% Owners:

Metalico, Inc. (3)	11,373,670	36.57%

Argentum Capital Partners, L.P. (4) Argentum Capital Partners II, L.P. c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010	2,078,538	6.68%

Heller Capital Partners, LLC, Heller Capital Investments, LLC Ron Heller Family Foundation, Ronald I. Heller IRA 700 E. Palisade Avenue Englewood Cliffs, NJ 07632 (5)	2,848,094	9.16%

Walter Barandiaran (6)	2,078,538	6.68%

Charles Hallinan (7)	1,795,843	5.77%

Executive Officers and Directors:

Carlos E. Agüero (3)	3,092,665	9.94%

Dylan K. Remley	299,307	0.96%

All executive officers and directors as a group (2 persons)	3,391,972	10.90%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 31,100,000 shares of our common stock outstanding immediately following the Merger and the cancellation of 15,566,667 shares of our common stock in the Split-Off.

(3)
Carlos Agüero is the Chairman, Chief Executive Officer, President and a signifcant shareholder of Metalico, Inc. Mr. Agüero’s shares have not been aggregated with Metalico, Inc.’s shares as Mr. Agüero does not have dispositive control over Metalico, Inc.'s shares.

(4)
The Argentum Group is a common ultimate controlling party of the two named funds, which hold the Company’s stock directly as follows: Argentum Capital Partners II, L.P. (1,558,904 shares) and Argentum Capital Partners, L.P. (519,634 shares). The Argentum Group owned a total of 1,522,097 shares of common stock or 4.2% of Metalico, Inc.

(5)
Ron Heller is a common ultimate controlling party of the four named entities, which hold the Company’s stock directly as follows: Heller Capital Partners, LLC (778,198 shares), Heller Capital Investments, LLC (779,470 shares), Ron Heller Family Foundation (259,799 shares) and Ronald I. Heller IRA (1,030,627 shares).

(6)
Includes (i) 519,634 shares of common stock held by Argentum Capital Partners, L.P. and (ii) 1,558,904 shares of common stock held by Argentum Capital Partners II, L.P., with respect to each of which Walter Barandiaran is a control person.

(7)	Includes (i) 1,676,120 shares of common stock held by Charles Hallinan and (ii) 119,723 shares of common stock held by Rhea Hallinan, Mr. Hallinan’s wife.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We are a party to that certain Shared Services Agreement, dated as of November 6, 2006, with Metalico, Inc. pursuant to which Metalico, Inc. provides us with a variety of services including (i) offices, (ii) administrative personnel, (iii) financial, accounting and treasury functions, (iv) information technology platform, (v) human resources and (vi) operational support. We owe Metalico, Inc. a monthly fee for such services, as determined in good faith by us and Metalico, Inc. The agreement may be cancelled by Metalico at any time upon 180 days prior written notice. During the year ended December 31, 2008, we incurred a liability for  $123,300 to Metalico under this agreement. The Company’s liabilities include $315,022 due to Metalico for general and administrative expenses and $499,508 for advances made for feedstock purchases at December 31, 2008.

Board Independence

We do not currently have any directors that qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

The Company did not engage its independent public accountants, Friedman LLP, to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services during each of the years ended December 31, 2008 and 2007.  Audit related fees billed by Friedman LLP and were $97,100 and $22,875 for the years ended December 31, 2008 and 2007, respectively.

Part IV

Item 15.    Exhibits

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated June 26, 2008, between Laurence Associates Consulting, Inc., a Nevada corporation, and Beacon Energy Holdings, Inc., a Delaware corporation; previously filed as an Exhibit to our Form 8-K which was filed on June 26, 2008 and incorporated herein by  reference.

2.2
Certificate of Ownership and Merger merging Laurence Associates Consulting, Inc., a Nevada corporation, with and into Beacon Energy Holdings, Inc., a Delaware corporation; previously filed as an Exhibit to our Form 8-K which was filed on June 26, 2008 and incorporated herein by  reference.

2.3
Articles of Merger merging Laurence Associates Consulting, Inc., a Nevada corporation, with and into Beacon Energy Holdings, Inc., a Delaware corporation; previously filed as an Exhibit to our Form 8-K which was filed on June 26, 2008 and incorporated herein by  reference.

2.4
Agreement of Merger and Plan of Reorganization, dated as of June 30, 2008, by and among Beacon Energy Holdings, Inc., Beacon Energy Corp. and Beacon Acquisition Corp. ; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by  reference.

2.5
Certificate of Merger, dated June 30, 2008, merging Beacon Acquisition Corp. with and into Beacon Energy Corp., filed with the Secretary of State of the State of Delaware; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by  reference.

3.1
Certificate of Incorporation of Beacon Energy Holdings, Inc., a Delaware corporation; previously filed as an Exhibit to our Form 8-K which was filed on June 26, 2008 and incorporated herein by reference.

3.2	By-laws of Beacon Energy Holdings, Inc., a Delaware corporation; previously filed as an Exhibit to our Form 8-K which was filed on June 26, 2008 and incorporated herein by reference.

10.1	Form of Directors and Officers Indemnification Agreement; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.2	Beacon Energy Holdings, Inc. 2008 Equity Incentive Plan; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.3	Form of 2008 Incentive Stock Option Agreement; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.4	Form of 2008 Non-Qualified Stock Option Agreement; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of June 30, 2008, between Beacon Energy Holdings, Inc. and Laurence Associates Consulting Holdings, Inc. ; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.6
Stock Purchase Agreement, dated as of June 30, 2008 among Beacon Energy Holdings, Inc., Frederick L. Sliva, Arthur R. Lawson and Carol Lawson ; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.7
Asset Purchase Agreement, dated as of February 5, 2008 between Beacon Energy Corp. and Smithfield Bioenergy LLC; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.8
Shared Services Agreement, dated as of November 6, 2008 between Metalico, Inc. and Agrifuel Co. previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.9
Beacon Energy Corp. Voting Agreement, dated as of May 15, 2008 among Beacon Energy Corp., Metalico, Inc., Argentum Capital Partners, L.P. and Argentum Capital Partners II, L.P.; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by  reference.

10.10
Limited Continuing Guaranty of Payment, dated as of February 25, 2008 by Beacon Energy Corp. previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

10.11
Form of Note Purchase Agreement dated as of April 10, 2009 between Beacon Energy Holdings, Inc. and the individual investors ; previously filed as an Exhibit to our Form 8-K which was filed on April 16, 2009 and incorporated herein by reference.

16.1	Letter from Li & Company, PC dated June 30, 2008; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

21.1	List of Subsidiaries previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ENERGY HOLDINGS, INC.

Date: May 18, 2009	By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

*  Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Beacon Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Energy Holdings, Inc and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Energy Holdings, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
East Hanover, New Jersey
May 18, 2009

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$211,209	$5,881,996
Accounts receivable	1,035,951	-
Inventory	922,141	-
Marketable securities	-	3,350,000
Notes receivable	-	650,000
Interest receivable	-	49,620
Prepaid expense and other current assets	119,248	73,271
Total current assets	2,288,549	10,004,887

Property and equipment, net	9,325,184	27,807
Notes receivable	-	816,990
Investment in Terra Bioenergy, LLC	-	3,654,179

Total assets	$11,613,733	$14,503,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$474,993	$1,745
Accrued expenses and other liabilities	390,893	33,215
Due to related party	499,508	-
Total current liabilities	1,365,394	34,960

Long-Term Liabilities
Due to related party	315,022	186,530

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 authorized, 31,100,000 and 24,205,000 issued and outstanding	31,100	24,205
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	20,841,539	15,244,108
Accumulated deficit	(10,939,322)	(985,940)
	9,933,317	14,282,373

Total liabilities and stockholders' equity	$11,613,733	$14,503,863

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31,
	2008	2007

Revenue	$19,879,791	$-

Costs and expenses
Operating expenses	20,854,328	-
General and administrative expenses	2,248,189	1,150,526
Depreciation	484,434	5,198
Impairment on equity investment	4,654,179	-
Impairment on notes	1,733,872	-
	29,975,002	1,155,724

Operating loss	(10,095,211)	(1,155,724)

Other income (expense)
Interest expense	(25,615)	-
Interest income	207,444	393,336
Income from equity investment	-	54,179
Other expense	(40,000)	-

Loss before provision for income taxes	(9,953,382)	(708,209)

Provision for income taxes	-	-

Net loss	$(9,953,382)	$(708,209)

Net loss per share - basic and diluted	$(0.33)	$(0.02)
Weighted average shares outstanding - basic and diluted	30,556,011	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2006	$15,991	$9,140,259	$(277,731)	$8,878,519

Issuance of 8,215,459 shares of common stock for cash	8,214	6,103,849	-	6,112,063

Net loss	-	-	(708,209)	(708,209)

Balance, December 31, 2007	$24,205	$15,244,108	$(985,940)	$14,282,373

Issuance of 4,027,250 shares of common stock for cash	4,028	3,837,084	-	3,841,112

Issuance of 1,766,809 shares of common stock for convertible notes	1,767	1,698,297	-	1,700,064

Issuance of 1,100,000 shares of common stock in connection with the split-off	1,100	(1,100)	-	-

Compensation expense on option grants	-	63,150	-	63,150

Net loss	-	-	(9,953,382)	(9,953,382)

Balance, December 31, 2008	$31,100	$20,841,539	$(10,939,322)	$9,933,317

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(9,953,382)	$(708,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	484,434	5,198
Equity in earnings of investment	-	(54,179)
Stock based compensation	63,150	-
Impairment of notes	1,733,872	-
Impairment of equity investment	4,654,179	-
Change in assets and liabilities:
Accounts receivable	(1,035,951)	-
Inventory	971,645	-
Interest receivable	49,620	(48,502)
Prepaid expenses and other current assets	(19,978)	(70,398)
Accounts payable, accrued expenses and income taxes payable	830,926	30,424
Due to related party	628,000	144,045
Net cash used in operating activities	(1,593,485)	(701,621)

Cash Flows from Investing Activities
Sale (purchase) of marketable securities	3,350,000	(2,850,000)
Purchase of equipment	(155,439)	(3,526)
Issuance of notes receivable	(286,882)	(1,466,990)
Repayment of notes receivable	20,000	-
Cash paid for business acquisition	(11,546,157)	-
Purchase of equity investment	(1,000,000)	(3,600,000)
Net cash used in investing activities	(9,618,478)	(7,920,516)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	1,700,064	-
Proceeds from issuance of common stock	3,841,112	6,112,063
Net cash provided by financing activities	5,541,176	6,112,063

Net decrease in cash and cash equivalents	(5,670,787)	(2,510,074)
Cash and cash equivalents, beginning of period	5,881,996	8,392,070
Cash and cash equivalents, end of period	$211,209	$5,881,996

The accompanying notes are an integral part of these consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 - BUSINESS

Overview

On June 30, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), Beacon Energy Holdings, Inc., (“Company”), a newly formed, wholly owned Delaware subsidiary of Laurence (“Holdings”), Beacon Acquisition Corp. (“Acquisition Sub”), a newly formed, wholly owned Delaware subsidiary of Holdings, and Beacon Energy Corp., a privately held Delaware corporation (“Beacon”), entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a direct wholly owned subsidiary of Holdings (the “Merger”).

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

On May 15, 2008, the Company acquired certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash ($9.6 million for property and equipment and $1.9 million for inventory and other current assets).  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks to produce biodiesel.

Note 2 - LIQUIDITY

The Company incurred approximately $10 million of losses and had cash on hand of approximately $200,000 as of the year ending December 31, 2008.  The Company raised an additional $1.65 million in April 2009 by issuing notes and warrants (see Note 17) to have sufficient cash on hand to continue operations of the Texas Plant for the remainder of the year.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

The consolidated financial statements include the accounts of the Company, Beacon and its wholly owned subsidiaries, Beacon Energy (Texas) Corp. (“Beacon Texas”), AgriFuel United Biofuels Inc., AgriFuel BBD Holding Co. Inc. and AgriFuel Terra Farms, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, asset impairments, depreciation and amortization, income taxes, and other contingencies. A more complete discussion of all of the Company’s significant accounting policies is discussed below.

Revenue

Revenue from product sales is recognized at the time the product is shipped , evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from federal incentive programs related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash balances in financial institutions that are insured by the Federal Depository Insurance Corporation and the Securities Investor Protection Corporation which may be subject to certain limitations.  At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits.

As of December 31, 2008, accounts receivable due from the Internal Revenue Service (“IRS”) related to the federal incentive programs on the production of biodiesel was approximately $627,825.

Marketable Securities

The Company’s entire portfolio of short-term investments is currently classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is stated at fair value as determined by quoted market values. Investments having maturities of more than three months but not more than one year at the time of purchase are considered short-term and are classified as current assets. The Company’s short-term investments consist of the following at December 31 (dollars in thousands):

	2008	2007
Corporate bonds	$-	$950
Municipal bonds	-	500
Taxable auction market preferred bonds	-	1,900
Total	$-	$3,350

Property and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes’ assets ranging between (i) 3 years for office furniture and vehicles, (ii) 15 to 31 years for building and building improvements and (iii) 7 to 18 years for machinery and equipment.

Accounting for Investments

The Company makes investments through its wholly-owned subsidiaries.  These subsidiaries then invest or make loans to non-related entities, except for Beacon Texas.  The loans made by Beacon United and Beacon Buffalo Biodiesel, Inc. are recorded at their net realizable value.  The investment by Beacon Terra in limited liability company interests in Terra Bioenergy LLC (“Terra”) has been accounted for under the equity method of accounting.  The investment in the operations of Beacon Texas have been consolidated into the operating results of the Company since acquisition.

Impairment of Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The Company performed an impairment analysis on the Beacon Energy Texas facility at December 31, 2008 as a result of weakness in the economy and capital markets, and concluded that no impairment existed.

Stock-Based Compensation

The Company adopted the fair value method of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock –Based Compensation” effective July 1, 2008 and utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.  The impact on the Company’s financials is further discussed in Note 12.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

When the Company has claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted FIN 48 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under FASB No. 5, “Accounting for Contingencies”. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 did not have a material effect on the Company’s Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 that relate to our financial assets and financial liabilities. The effect of adopting this standard was not significant. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active ;

•	Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity’s judgment or estimation.

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.  The adoption of this pronouncement did not have any effect on the Company.

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active,” which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in determining fair value of a financial asset in an inactive market. This FSP was effective for the Company beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 5 and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt EITF 07-5 beginning January 1, 2009. The Company is currently evaluating the impact, if any, that EITF 07-5 will have on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which retained the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS 141(R) requires that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS 141(R). This standard will be applied to all future business combinations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s Consolidated Financial Statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 have been evaluated and the Company does not expect them to have a material impact on its Consolidated Financial Statements. The effects of these remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009.

Note 4 - ACQUISITION

Acquisition of Texas Plant from Smithfield BioEnergy LLC

On May 15, 2008 (the “Closing Date”), the Company acquired certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash.  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks to produce biodiesel.

This acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. The following table summarizes the fair value of assets acquired and liabilities assumed by the Company (dollars in thousands):

Inventory and other current assets	$1,920
Property and equipment	9,626
Total purchase price, net of cash acquired	$11,546

The results of operations from the Texas Plant are included in the accompanying Consolidated Financial Statements from the Closing Date through December 31, 2008. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the years ended December 31, 2008 and 2007 as though the acquisition was completed at the beginning of 2007. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future (dollars in thousands, except per share amounts).

	Pro forma
	2008	2007

Revenues, net	$29,729	$23,590

Operating loss	$(12,495)	$(4,981)

Net loss	$(12,789)	$(5,886)

Net loss per common share, basic and diluted	$(0.42)	$(0.20)

Note 5 - SUBSIDIARY INVESTMENTS

In January 2007, the Company, through its wholly owned subsidiary AgriFuel BBD Holding Co. Inc. purchased through a series of advances, a secured convertible note bearing interest at 10% per year and issued by Buffalo Biodiesel, Inc. (“BBD”), a Buffalo, NY based company. BBD’s business strategy is focused on the collection of used restaurant cooking oil from local restaurants, also known as waste vegetable oil (“WVO”), the treatment of such WVO and then the sale of such WVO to the animal feed market or the biodiesel production market. The maximum principal amount of the note is not to exceed $290,000 with an initial advance of $120,000 and the remaining $170,000 advanced on an as needed basis to fund equipment purchases and other general working capital needs. Upon complete funding, the note is convertible into BBD equity equal to 52.5% of the fully diluted share capital of BBD.  The note is secured by all the assets of BBD and unless previously converted, the note matures on December 31, 2008. At December 31, 2008 and 2007, the total advances amounted to $240,000 and $240,000.  In April 2007, the Company purchased a working capital note of up to $250,000 bearing interest at 7.75% which matures on October 1, 2013.  Advances could be requested up until October 1, 2007.  The final balance of the note is $52,000.  Payments commenced on May 1, 2007 with six payments of interest only in arrears, followed by seventy-one  monthly payments each in the amount equal to one-fifty-ninth of the then outstanding balance of principal balance plus all interest accrued and unpaid, and a final payment of the entire outstanding balance of principal plus accrued interest on October 1, 2013.

For the year ended December 31, 2008, BBD paid $9,242 in interest.

In January 2007, the Company, through its wholly owned subsidiary AgriFuel United Biofuels Inc., completed a $925,000 investment in United Biofuels, Inc. (“United”), a York, PA based biodiesel production company. The total $925,000 investment is comprised of $765,000 in 5% secured convertible notes and $160,000 of 5% senior secured promissory notes.  The $765,000 convertible notes are being funded through a series of advances and totaled $764,990 though December 31, 2007. Upon complete funding and the expansion as described below, the notes will be mandatorily convertible into 45% of the fully diluted share capital of United. The $160,000 in promissory notes has been fully funded and are repayable in $20,000 monthly installments commencing January 2008. Subsequent to the conversion the initial investment provides the Company with a 45% ownership stake in United and the Company has an option to purchase an additional 15% at an agreed upon valuation formula.  United began operations in the summer of 2006.  In September 2007 and in November 2007, the Company issued working capital term notes of $50,000 and $200,000 respectively bearing interest at 7% and maturing on January 1, 2009.  Interest begins accruing on January 1, 2008 with interest payable quarterly in arrears commencing April 1, 2008 and thereafter the first day of July, October and January.

On February 5, 2008, Beacon loaned an additional $225,000 to United pursuant to a Term Note and Security Agreement (the “Additional Working Capital Loan”).  For the year ended December 31, 2008, United paid $20,000 in principal and $80,000 in interest.

In April 2007, the Company, through its wholly owned subsidiary AgriFuel Terra Farms, LLC, completed a $3.6 million investment in Terra Bioenergy LLC (“Terra”), a St. Josephs, Missouri based development stage biodiesel production company.  With the completion of such investment, the Company owns 36% of Terra, with an option to increase its ownership level to over 50% under certain, specific circumstances.  The Company’s initial investment of $3.6 million has increased by its share of equity in earnings of $54,179 to the balance of $3,654,179.  Terra is in the initial phases of constructing a 30 million gallon per year biodiesel production plant.

In addition, on February 21, 2008, the Company made a $600,000 investment in Terra and agreed to guaranty a $250,000 portion of subordinated debt for Terra, in exchange for a fee of $10,000 per year plus the allocation of certain tax credits. On November 17, 2008, we made additional pro rata investment of $400,000 along with other shareholders in Terra.  As a result of these investments, the Company continues to own approximately 36% interest in Terra,.  The proceeds were utilized by Terra to continue construction on its biodiesel production facility.  As of December 31, 2008, Terra has approximately $14.0 million in total credit lines of which Terra has borrowed an estimated $8 million.  It is expected that Terra will draw on the rest of its credit lines as the construction of its biodiesel production facility continues.

In October 2008, the Company was informed of significant cost overruns of approximately $6 million in the construction of Terra’s plant. Terra’s lenders have been notified of this development and construction is still on-going. Terra has identified funding sources to meet the costs of the overruns through additional equity investments in Terra. Terra is in the process of negotiating and finalizing the terms of such transaction. However, there can be no assurance that the necessary funding will be obtained. Failure to secure the necessary funding in a timely manner may jeopardize the completion, viability and/or future performance of the project. Upon closing of this transaction, the Company expects that its equity interest will be diluted.

Based on the dramatic changes in the economy during the later part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company they have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all of their investments and loans made to unconsolidated entities.

The Company’s investment and loan balances are comprised as follows:

	BBD	United	Terra	Total
Balance at January 1, 2007	-	-	-	-
Additional investments/loans made during 2007	$292,000	$1,174,990	$3,600,000	$5,066,990
Equity income in Terra for 2007	-	-	54,179	54,179
Interest income	16,270	33,350	-	49,620
Repayments of principal and interest	-	-	-	-
Balance at December 31, 2007	$308,270	$1,208,840	$3,654,179	$5,170,789
Additional investments/loans made during 2008	-	225,000	1,000,000	1,225,000
Equity income/(loss) in Terra for 2008	-	-
Repayments of principal and interest	(9,242)	(100,000)	-	(109,242)
Interest income	33,285	68,219	-	101,504
Impairment of investment/loans during December 2008	(332,313)	(1,401,559)	(4,654,179)	(6,388,051)
Balance at December 31, 2008	$-	$-	$-	$-

Note 6 – INVENTORY

Inventory as of December 31, 2008 is indicated below.  There was no inventory as of December 31, 2007.

December 31, 2008
Raw materials	$541,442
Finished goods	380,699
$922,141

Note 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Land	$200,000	$-
Buildings and improvements	2,424,000	-
Machinery and equipment	7,111,839	-
Furniture and fixtures	80,137	34,166
	9,815,976	34,166
Less - Accumulated depreciation	490,792	6,359
	$9,325,184	$27,807

As indicated in Impairment of Assets in Note 3 – Summary of Significant Accounting Policies, the Company performed an impairment analysis and concluded that no impairment existed.

Note 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Accounts payable	$474,993	$1,745
Accrued expenses and other liabilities	390,893	33,215
Due to related party	499,508	-
Total other current liabilities	1,365,394	34,960
Due to related party (long-term liablity)	315,022	186,530
	$1,680,416	$221,490

Note 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2008, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 36.6% interest in the Company compared to a 47.0% interest in the Company as of December 31, 2007.  Metalico did not participate in the Company’s stock offering in May and June 2008 and as a result Metalico’s percentage ownership declined.

Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	December 31, 2008	December 31, 2007
Management fees	$66,000	$66,000
Rent	28,800	28,800
Administrative fees	28,500	28,500
	$123,300	$123,300

The Company’s liabilities include $315,022 due to Metalico for general and administrative expenses and $499,508 for advances made for feedstock purchases at December 31, 2008 and $186,530 due to Metalico for general and administrative and other operating expenses at December 31, 2007.

The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 10 – MAJOR CUSTOMER

For the year ended December 31, 2008, revenues from the Company’s four largest customers were approximately $13,560,000 or 41% 11%, 8% and 8%, respectively, totaling 68%.  For the year ended December 31, 2007, the Company had no revenues.  As of December 31, 2008, accounts receivable due from the Company’s largest customer was approximately $151,000 or 15% of the outstanding accounts receivable.

For the year ended December 31, 2008, subsidies from the IRS federal incentive programs on the production of biodiesel was approximately $4,370,000 or 22% and approximately $628,000 and 61% was included in accounts receivable.

Sales of biodiesel continue to be made within the state of Texas and delivered to the southern region of the United States.

Note 11 – MAJOR SUPPLIER

For the year ended December 31, 2008, total feedstock purchases from the Company’s three largest suppliers were approximately $14,985,000 or 85%.  For the year ended December 31, 2007, the Company had no revenues and therefore had no suppliers.  As of December 31, 2008, payables due to one of the Company’s largest supplier were approximately $164,000 or 35% of accounts payable.

Note 12 – STOCK BASED COMPENSATION PLAN

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

Based on the above, the Company recognized a total of $63,150 in stock compensation expense for the year ended December 31, 2008.

Note 13 - INCOME TAXES

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007

Net operating loss carryforwards	$1,812	$394
Capital loss carryforward	1,859	-
Allowance for notes receivable	693	-
Stock-based compensation	25	-
Other, net	17	-
Subtotal	4,406	394
Valuation allowance	(4,368)	(394)
Total deferred tax asset	38	-
Property, plant, and equipment	38	-

Total long-term deferred tax liabilities	38	-
Net long-term deferred tax liabilities	$-	$-

The (benefit)/provision for income taxes on continuing operations varies from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following differences (dollars in thousands):

	Year ended December 31,
	2008	2007

Net loss	$(9,953)	$(708)
Total (benefit) provision for income taxes	-	-
Loss before provision for income taxes	$(9,953)	$(708)
Federal income tax benefit at statutory rate	$(3,384)	$(305)
State income taxes, net of federal income tax provision	(591)	(89)
Valuation allowance	3,974	394
Other	1	-
Total (benefit) provision for income taxes	$-	$-

During 2008, the Company generated federal net operating losses (“NOLs”) of approximately $3.6 million resulting in a deferred tax asset of approximately $1.2 million. During 2007, the Company generated federal NOLs of approximately $708,000 resulting in a deferred tax asset of approximately $305,000. As of December 31, 2008, the Company has federal NOL carryforwards of approximately $4.5 million. The federal NOLs will expire between 2026 and 2028.

The Company’s ability to use these NOLs can be negatively impacted if there is a future “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, this would occur if shareholders that each own 5 percent or more of the Company in the aggregate were to own 50 percentage points more than the lowest amount they owned in the previous three year period. In the event an “ownership change” were to occur, the Company’s ability to utilize these net operating losses could be significantly limited and could cause the Company to pay cash federal income taxes much sooner than currently anticipated.

The net change in the valuation allowance for deferred tax assets during 2008 was an increase of $1.2 million and during 2007 was an increase of $394,000. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of the valuation allowance needed, the Company considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns, including, among others, New Jersey and Texas, remain open for tax years 2006 and after.

Note 14 – STOCKHOLDERS’ EQUITY

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

A total of 1,100,000 shares of Holdings’ common stock were retained by the pre-Merger shareholders of Laurence following the Merger, and related transactions.

As of December 31, 2008, Holdings had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 31,100,000 common stock shares were issued and outstanding.

Note 15 – EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by including the dilutive effect on common stock that would occur assuming conversion of stock options of 1,870,669 shares.  Options, warrants and other securities did not have an effect on the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Note 16 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and related expenses) of $1,250,000 of subordinated debt incurred by Terra.  Beacon will receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.  As of December 31, 2008, the $250,000 guarantee is still in place.

In the last quarter of 2008, the Company entered into a consent agreement with the City of Cleburne, Texas to make improvements to its waste water treatment facility.  The cost of the upgrade is approximately $320,000 and as of December 31, 2008 the project is almost 50% completed.

Note 17 – SUBSEQUENT EVENTS

On February 26, 2009. Mr. Dylan K. Remley, the President and Chief Executive Officer, resigned from the Company.  As a result, Mr. Agüero, the Chairman, took over the day to day management over the operations of the Company.

On April 10 and April 20, 2009, the Company entered into a Note Purchase Agreement with certain investors, including the Chairman of the Company, for an aggregate principal amount of $1,650,000.  The notes accrue interest at 1% per annum.  Both principal and interest are due at the maturity date of April 10, 2012.  In connection with the issuance of the notes, the noteholders were issued a a total of 3,788,888 warrants for shares of the Company’s common stock at an exercise price of $.01 per share with an expiration date of April 10, 2019.  The fair value of the warrants exceeded the face amount of the notes and therefore, the Company has ascribed the full amount of the proceeds to the warrants and a corresponding debt discount of $1,650,000.  The Company intends to use the proceeds for general corporate and working capital purposes, including for the direct expenses of the operation of the Company’s biodiesel production facility in Cleburne, Texas.

As of the filing date, United is not operational.  The owners are currently considering a sale or liquidation of the facility.