Form 10-Q
period 2009-03-31
Beacon Energy Holdings, Inc.
filed 2009-06-10
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

As of May 31, 2009, there were 34,004,814 shares of common stock outstanding at $0.001 par value per share.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART  I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$149,104	$211,209
Accounts receivable	259,405	1,035,951
Inventory	583,140	922,141
Prepaid expense and other current assets	106,673	119,248
Total current assets	1,098,322	2,288,549

Property and equipment, net	9,328,023	9,325,184

Total assets	$10,426,345	$11,613,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$599,072	$474,993
Accrued expenses and other liabilities	436,841	390,893
Due to related party	323,908	499,508
Total current liabilities	1,359,821	1,365,394

Long-Term Liabilities
Due to related party	345,859	315,022

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 70,000,000 authorized and 31,100,000 issued and outstanding	31,100	31,100
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	20,846,279	20,841,539
Accumulated deficit	(12,156,714)	(10,939,322)
	8,720,665	9,933,317

Total liabilities and stockholders' equity	$10,426,345	$11,613,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended
	March 31
	2009	2008

Revenue	$1,041,808	$-

Costs and expenses
Operating expenses	1,626,067	-
General and administrative expenses	440,224	396,359
Depreciation	192,918	1,300
	2,259,209	397,659

Operating loss	(1,217,401)	(397,659)

Other income (expense)
Interest income	9	104,729
Income from equity investment	-	11,542

Loss before provision for income taxes	(1,217,392)	(281,388)

Provision for income taxes	-	13,914

Net loss	$(1,217,392)	$(295,302)

Net loss per share - basic and diluted	$(0.04)	$(0.01)
Weighted average shares outstanding - basic and diluted	31,100,000	30,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended
	March 31
	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,217,392)	$(295,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	192,918	1,300
Equity in earnings of investment	-	(11,542)
Stock-based compensation	4,740	-
Change in assets and liabilities:
Accounts receivable	776,546	-
Inventory	339,001	-
Prepaid expenses and other current assets	12,575	48,092
Accounts payable, accrued expenses and other liabilities	170,027	(957)
Due to related party	(144,763)	32,375
Net cash provided by (used in) operating activities	133,652	(226,034)

Cash Flows from Investing Activities
Sale of marketable securities	-	3,350,000
Purchase of property and equipment	(195,757)	-
Notes receivable issued	-	(225,000)
Deposit paid for business acquisition	-	(1,500,000)
Investment in BDMR, Inc.	-	(411,182)
Investment in Terra Bioenergy LLC	-	(600,000)
Net cash provided by (used in) investing activities	(195,757)	613,818

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	(62,105)	387,784
Cash and cash equivalents, beginning of period	211,209	5,881,996
Cash and cash equivalents, end of period	$149,104	$6,269,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 1 - BUSINESS

Overview

On June 30, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”), Beacon Energy Holdings, Inc., (the “Company”), a newly formed, wholly owned Delaware subsidiary of Laurence (“Holdings”), Beacon Acquisition Corp. (“Acquisition Sub”), a newly formed, wholly owned Delaware subsidiary of Holdings, and Beacon Energy Corp., a privately held Delaware corporation (“Beacon”), entered into an Agreement and Plan of Merger and Reorganization, pursuant to which Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a direct wholly owned subsidiary of Holdings (the “Merger”).

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

Based on the Company’s analysis of the Merger, Beacon was identified as the accounting acquirer in the reverse merger. As a result, the historical financial statements prior to the Merger have been restated to be those of Beacon.

On May 15, 2008, the Company acquired through its subsidiary, Beacon Energy (Texas) Corp. (“Beacon Energy Texas”), certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash. Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas. The plant was designed and constructed to specialize in the processing of animal fats and other secondary feedstocks to produce biodiesel.

On February 26, 2009, Mr. Dylan K. Remley, the President and Chief Executive Officer, resigned from the Company. As a result, Mr. Carlos E. Agüero, the Chairman, took over the day to day management of the operations of the Company.

Liquidity

As of March 31, 2009, our cash on hand was approximately $149,000. We incurred a net loss of approximately $1,214,000 for the three months ended March 31, 2009 and our accumulated deficit was approximately $12,157,000. As of May 31, 2009, cash on hand was approximately $1,236,000. We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 13 – Subsequent Events, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that this infusion of cash and operating cash flow will be sufficient to meet the Company’s capital requirements through the upcoming twelve months.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Beacon Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Beacon”, the “Company”, “we”, “our” or “us”, unless the context otherwise requires and does not include the accounts of Laurence.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the income statement for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”). The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Recent Accounting Pronouncements

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

Note 2 - SUBSIDIARY INVESTMENTS

Based on the dramatic changes in the economy during the latter part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company they have loans or investments with. Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all of their investments and loans made to unconsolidated entities in 2008.

Note 3 - ACQUISITION

On May 15, 2008 (the “Closing Date”), the Company acquired certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11.5 million in cash.

This acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. The following table summarizes the approximate fair value of assets acquired and liabilities assumed by the Company:

Inventory and other current assets	$1,920,000
Property and equipment	9,626,000
Total purchase price, net of cash acquired	$11,546,000

The results of operations from the Texas Plant are included in the accompanying Consolidated Financial Statements from the Closing Date through March 31, 2009. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the three months ended March 31, 2008 as though the acquisition was completed at the beginning of 2008. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.
Pro forma
Three Months Ended
March 31, 2008
Revenues, net	$2,188,636
Net loss	$(925,364)
Net loss per common share, basic and diluted	$(0.03)

Note 4 – INVENTORY

Inventory of March 31, 2009 and December 31, 2008 is indicated below.

	March 31, 2009	December 31, 2008
Raw materials	$417,051	$541,442
Finished goods	166,089	380,699
	$583,140	$922,141

Note 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Land	$200,000	$200,000
Buildings and improvements	2,424,000	2,424,000
Machinery and equipment	7,307,596	7,111,839
Furniture and fixtures	80,137	80,137
	10,011,733	9,815,976
Less - Accumulated depreciation	683,710	490,792
	$9,328,023	$9,325,184

Note 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2009 and December 31, 2008, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 36.6% interest in the Company. Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	March 31, 2009	March 31, 2008
Management fees	$16,500	$16,500
Rent	7,200	7,200
Administrative fees	7,125	7,125
	$30,825	$30,825

The Company’s liabilities include $345,859 due to Metalico for general and administrative expenses and $323,908 for advances made for feedstock purchases at March 31, 2009. The Company’s liabilities include $315,022 due to Metalico for general and administrative expenses and $499,508 for advances made for feedstock purchases at December 31, 2008. The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 7 – MAJOR CUSTOMER

For the three months ended March 31, 2009, revenues from the Company’s two largest customers were approximately 30% and 22%, respectively, totaling 52% of total revenues. For the comparable period of the prior year, the Company had no revenues and therefore had no customers. As of March 31, 2009, accounts receivable due from the Company’s largest customer was approximately $40,000.

Included in Revenue for the three months ended March 31, 2009 are subsidies from the IRS federal incentive programs on the production of biodiesel of approximately $475,000. Approximately $198,000 of that amount is included in accounts receivable. For the comparable period of the prior year, the Company had no revenues and therefore had no customers.

Sales of biodiesel are made within the state of Texas and are delivered to the southern region of the United States.

Note 8 – MAJOR SUPPLIER

For the three months ended March 31, 2009, total feedstock purchases from the Company’s largest supplier were approximately 51% of total trade purchases. For the comparable period of the prior year, the Company had no purchases. As of March 31, 2009, payables due to one of the Company’s largest supplier were approximately $145,000 of total accounts payable.

Note 9 - INCOME TAX MATTERS

We, together with our subsidiaries, file consolidated income tax returns in the federal jurisdiction. We, along with our subsidiaries, also file tax returns in various state and local jurisdictions. We have no periods under audit by the Internal Revenue Service (“IRS”). The statues of limitation open for our returns are 2006 and 2007. We are not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations. As of March 31, 2009, we have fully reserved our deferred income tax balance because it is not considered more likely than not that these tax benefits will be realized.

Note 10 – STOCKHOLDERS’ EQUITY

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2009, is as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2008	$31,100	$20,841,539	$(10,939,322)	$9,933,317

Compensation expense on option grants	-	4,740	-	4,740

Net loss	-	-	(1,217,392)	(1,217,392)

Balance, March 31, 2009	$31,100	$20,846,279	$(12,156,714)	$8,720,665

As of March 31, 2009, the Company had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 31,100,000 common stock shares were issued and outstanding.

Note 11 – EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by including the dilutive effect on common stock that would occur assuming conversion of stock options of 280,600 shares. Stock options did not have an effect on the computation of diluted earnings per share for the three months ended March 31, 2009 and March 31, 2008, as they were anti-dilutive due to the fact that the Company was in a loss position for the respective periods.

Note 12 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra Bioenergy LLC (“Terra”) for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and related expenses) of $1,250,000 of subordinated debt incurred by Terra.  Beacon has the right to receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.  To-date Beacon has not received or recognized any revenue related to this guarantee.  As of March 31, 2009, the $250,000 guarantee is still in place.

In the last quarter of 2008, the Company entered into a consent agreement with the City of Cleburne, Texas to make improvements to its waste water treatment facility.  The cost of the upgrade is approximately $338,000 and as of March 31, 2009 the project is approximately 50% completed.  The Company expects the upgrade to be finished by July 31, 2009.  Failure to satisfactorily resolve this issue could have material adverse effect on the financial performance of Beacon Energy Texas.

Note 13 – SUBSEQUENT EVENTS

In April 2009, the Company entered into a Note Purchase Agreement with certain investors, including the Chairman of the Company, for an aggregate principal amount of $1,650,000.  The notes accrue interest at 14% per annum.  Both principal and interest are due at the maturity date of April 10, 2012.  In conjunction with the issuance of notes, the noteholders were issued warrants for a total of 4,167,777 shares of the Company’s common stock at an exercise price of $0.01 per share with an expiration date of April 10, 2019.  The fair value of the warrants exceeded the face amount of the notes and therefore, the Company has recorded a discount of $1,650,000 representing the value of the warrants.  The discount will be amortized over the life of the notes which is three years. The fair value of the warrants was computed using the Black-Scholes method. The Company intends to use the proceeds for general corporate and working capital purposes, including for the direct expenses of the operation of the Company’s biodiesel production facility in Cleburne, Texas.

As of May 31, 2009, a total of 2,904,814 common shares were issued to the noteholders who exercised their warrants bringing the total of outstanding common shares to 34,004,814.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included under Item 1 of this Report.  In addition, reference should be made to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form10-K for the year ended December 31, 2008.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.

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

On May 15, 2008 we acquired certain operating assets of Smithfield BioEnergy LLC, an affiliate of Smithfield Foods, Inc., (“Smithfield”), a publicly traded Virginia corporation.  Smithfield produced and sold biodiesel at its biodiesel plant in Cleburne, Texas (“Texas Facility”).

Based on the dramatic changes in the economy during the latter part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company we have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all our investments and loans made to unconsolidated entities in 2008.

Through continued development of investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploration of new investment opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

The financial crisis and economic turmoil in recent months have substantially affected the business environment in general and the alternative energy sector in which we operate. The availability of credit and capital investments has dramatically slowed down making it difficult for most companies to borrow money and/or raise capital to finance their operations.  Oil prices have dropped significantly from the record highs of 2008 and consequently selling prices for petroleum and biodiesel fuel have dropped as well.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect.  An allowance for doubtful accounts will be recorded when the Company determines that collection is doubtful and will be based on a combination of historical experience, aging analysis and information on specific accounts.

Inventory

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market.

Impairment of Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The Company performed an impairment analysis on the long-lived assets of Beacon Energy Texas facility at December 31, 2008 as a result of weakness in the economy and capital markets, and concluded that no impairment existed.   We wrote off loans to Buffalo Biodiesel, Inc. (“BBD”) of $332,313 and to United Biofuels, Inc. (“United”) of $1,401,559 as well as an investment in Terra Bioenergy LLC (“Terra”) of $4,654,179 in 2008.

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

RESULTS OF OPERATIONS

The following table sets forth information regarding average Beacon selling prices for the past four quarters. The fluctuation in pricing is due primarily to the volatility in the price of oil and petroleum diesel.  The price of petroleum diesel, which is a product substitute for biodiesel, basically dictates the price at which we are able to sell biodiesel.

				Petroleum
				No. 2 Diesel
	Beacon Biodiesel			Weighted
	Average	Increase (Decrease) Versus		Wholesale
	Selling Price	Prior Period		Selling Price
	per Gallon (a)	$	%	per Gallon (b)

For the quarter ended
June 30, 2008	$4.54	na	na	$3.65
September 30, 2008	$4.39	$(0.15)	-3.30%	$3.47
December 31, 2008	$2.92	$(1.47)	-33.49%	$2.02
March 31, 2009	$2.33	$(0.59)	-20.14%	$1.41

(a)  Includes the $1.00 per gallon IRS credit.
(b)  Weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding average Beacon purchase prices for the last four quarters for major feedstock items and methanol:

	Average Purchase Price per Pound
		Choice White
	Edible Tallow	Grease	Methanol
For the quarter ended
June 30, 2008	$0.44	$0.44	$1.53
September 30, 2008	$0.47	$0.43	$1.58
December 31, 2008	$0.31	$0.15	$1.51
March 31, 2009	$0.22	$0.18	$0.68

The following table sets forth information regarding Beacon’s sales by gallons for the last four quarters:

		Increase (Decrease) Versus
	Sales	Prior Period
	in Gallons	$	%

For the quarter ended
June 30, 2008	1,114,544	na	na
September 30, 2008	2,497,219	1,382,675	124.06%
December 31, 2008	1,296,948	(1,200,271)	-48.06%
March 31, 2009	444,680	(852,268)	-65.71%

The first quarter of 2009 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel.  Underlying raw material prices also declined but choice white grease experienced a slight increase in price. In view of these developments, slowdown in market demand for biodiesel and limited working capital, the Company was forced to reduce its Texas facility staff by 30% and temporarily cut back production.  These steps allowed the plant to reduce expenses, continue to operate to meet customer demands and attain greater flexibility in quickly increasing or decreasing production rates based on anticipated sales.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.  During the three months ended March 31, 2009, we recognized revenues of $1,041,808. However, during the three months ended March 31, 2008, we did not record any revenue, as we were a development stage company at such time and only began generating sales on May 15, 2008 following our acquisition of the Texas Facility from Smithfield.

Operating Expenses. During the three months ended March 31, 2009, we recorded operating expenses of $1,626,067, as compared to none for the three months ended March 31, 2008.  This increase in operating expenses was primarily the result of the costs and expenses associated with the operation of Beacon Energy Texas which consisted primarily of $1,072,951 in raw materials purchases, $223,435 in direct labor, $104,339 in utilities and $117,504 in waste products processing and disposal.

General and Administrative Expenses. During the three months ended March 31, 2009, we recorded general and administrative expenses of $437,214, as compared to $397,659 for the three months ended March 31, 2008, representing an increase of $40,855 or 10%.  This increase in general and administrative expenses was primarily the result of the expenses associated with the operation of Beacon Energy Texas which consisted primarily of $110,543 in wages, $70,960 in commercial liability insurance, $63,265 in consulting fees and $48,988 in health insurance costs.

Depreciation. During the three months ended March 31, 2009, we recorded depreciation expenses of $192,918, as compared to $1,300 for the three months ended March 31, 2008, representing an increase of $191,618.  This increase in depreciation expenses was primarily the result of the acquisition of the fixed assets of Beacon Energy Texas.

Other Income (Expense). During the three months ended March 31, 2009, we recorded interest income of $9, which was offset by interest expense of $3,010, as compared to interest income of $104,729 and income of $11,542 from equity investment for the three months ended March 31, 2008.  Interest income for the three months ended March 31, 2008 was principally derived from money market investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our cash on hand was approximately $149,000.  We incurred a net loss of approximately $1,214,000 for the three months ended March 31, 2009 and our accumulated deficit was approximately $12,157,000.  As of May 31, 2009, cash on hand was approximately $1,236,000.  We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 13 – Subsequent Events, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that this infusion of cash and operating cash flow will be sufficient to meet the Company’s capital requirements through the upcoming twelve months.

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

In assessing our liquidity, we monitor and analyze our cash on hand and our operating and capital expenditure plans.  Our principal liquidity needs are to meet our working capital requirements and operating expenses.  In an effort to generate positive cash flow over the next twelve months, we intend and expect to expand our customer base, tightly manage our raw material inventory purchase costs and levels as well as minimize and/or reduce our overhead expenses which includes but is not limited to reduction in headcount.  We have reduced our headcount beginning the early part of January 2009 and we expect to save approximately $500,000 a year in payroll related expenses as a result of this cost-saving measure.  If need be, such as when feedstock costs are high and biodiesel selling prices are low, the Company will curtail raw material purchases and production levels to conserve cash until such time when it becomes profitable for the Company to resume normal operations.

We expect to fund our working capital needs and capital expenditures over the next twelve months with cash generated from operations, supplemented by debt or equity financing, vendor financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, which includes making potential acquisitions. The options available to fund potential acquisitions and our working capital requirements include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.  While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to feedstock costs, oil prices and other factors that are beyond our control.  However, we may not be able to obtain any additional financing on terms acceptable to us or at all.

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Energy Texas of certain waste water disposal issues related to the operations of its Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company will make improvements to its waste water treatment facility which is expected to cost approximately $338,000.  As of March 31, 2009, the project is almost 50% completed. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Energy Texas.

On February 21, 2008, we agreed to guaranty a $250,000 (plus accrued but unpaid interest and other related expenses) portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits.  As of March 31, 2009, the $250,000 guarantee is still in place.

Cash and Cash Equivalents.  As of March 31, 2009, we had cash and cash equivalents of $149,104, as compared to cash and cash equivalents of $211,209 as of December 31, 2008, representing a decrease of $62,105 or 29%.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities totaled $133,652 for the three months ended March 31, 2009, as compared to net cash used of $226,034 for the three months ended March 31, 2008, representing a difference of $359,686 or 159%. This difference was primarily attributable to a decrease of $776,546 in accounts receivable, decrease of $339,001 in inventory, increase of $170,027 in accounts payable and other liabilities and  decrease of $144,763 in due to related party.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities totaled $195,757 during the three months ended March 31, 2009, as compared to net cash provided by investing activities of $613,818 during the three months ended March 31, 2008, representing a difference of $809,575 or 132%. Cash used in investing activities during the three months ended March 31, 2009 was for the purchase of certain equipments at the Texas Facility for $195,757. Cash provided during the three months ended March 31, 2008 was the result of the sale of $3,350,000 of marketable securities offset by an investment of $600,000 in Terra, issuance of a $225,000 note receivable due from United, deposit of $1,500,000 towards the acquisition of the Smithfield Texas plant and $411,182 of investments in BDMR, Inc.

Net Cash Provided By Financing Activities. There were no cash provided by or used in financing activities for the three months ended March 31, 2009 and 2008.

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

Item 4T.  CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of March 31, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

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

Item 1A.  Risks Factors

We continue to be subject to the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer

32.2*	Section 906 Certificate by Principal Financial Officer

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON ENERGY HOLDINGS, INC.

Date: June 10, 2009	By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer

32.2*	Section 906 Certificate by Principal Financial Officer

*  Filed herewith