Form 10-Q
period 2009-06-30
Beacon Energy Holdings, Inc.
filed 2009-08-18
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-147261

Beacon Energy Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3254908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

186 North Avenue East Cranford, New Jersey	07016
(Address of Principal Executive Offices)	(Zip Code)

(908) 497-9990
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
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

As of August 18, 2009, there were 34,383,703 shares of common stock outstanding at $0.001 par value per share.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$518,555	$211,209
Accounts receivable	510,187	1,035,951
Inventory	691,851	922,141
Prepaid expense and other current assets	159,433	119,248
Total current assets	1,880,026	2,288,549

Property and equipment, net	8,938,690	9,325,184
Customer list, net	162,750	-
Deferred financing costs	25,208	-

Total assets	$11,006,674	$11,613,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$534,328	$474,993
Accrued expenses and other liabilities	321,935	390,893
Due to related party	614,380	499,508
Total current liabilities	1,470,643	1,365,394

Long-Term Liabilities
Interest payable	51,585	-
Due to related party	-	315,022
Long-term debt, net of discount of $1,202,285	447,715	-
Total long-term liabilities	499,300	315,022

Total liabilities	1,969,943	1,680,416

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; issued and outstanding 34,131,110 and 31,100,000 shares, respectively	34,131	31,100
Additional paid-in capital	22,160,829	20,841,539
Accumulated deficit	(13,158,229)	(10,939,322)
Total shareholders' equity	9,036,731	9,933,317

Total liabilities and stockholders' equity	$11,006,674	$11,613,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$1,784,256	$5,123,960	$2,826,064	$5,123,960

Cost of revenues	1,986,559	4,832,907	3,612,626	4,832,907

Gross profit (loss)	(202,303)	291,053	(786,562)	291,053

Operating expenses:
General and administrative	274,250	509,294	714,474	905,653
Depreciation and amortization	190,697	183,700	383,615	184,999
Total operating expenses	464,947	692,994	1,098,089	1,090,652

Operating loss	(667,250)	(401,941)	(1,884,651)	(799,599)

Other income (expense):
Interest expense	(143,602)	(13,427)	(143,602)	(13,427)
Interest income	855	45,141	864	149,869
Loss on disposal of assets	(191,518)	-	(191,518)	-
Income (loss) from equity investment	-	(5,881)	-	5,661
Total other income (expenses)	(334,265)	25,833	(334,256)	142,103

Loss before provision for income taxes	(1,001,515)	(376,108)	(2,218,907)	(657,496)

Provision for income taxes	-	-	-	13,914

Net loss	$(1,001,515)	$(376,108)	$(2,218,907)	$(671,410)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Weighted average shares outstanding - basic and diluted (1)	34,897,308	30,012,088	32,988,164	30,006,044

(1)
Weighted average shares outstanding for the three and six months ended June 30, 2009 include the underlying shares exercisable with respect to the issuance of 1,136,667 warrants exercisable at $0.01 per share.  In accordance with SFAS 128, Earnings Per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(2,218,907)	$(671,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383,615	184,999
Equity in income of unconsolidated investee	-	(5,661)
Amortization of debt discount	89,725	-
Loss on disposal of property and equipment	191,518	-
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	525,764	(1,932,335)
Inventory	230,290	(96,235)
Interest receivable	-	(48,120)
Prepaid expenses and other assets	(65,393)	(20,721)
Accounts payable, accrued expenses and other liabilities	41,962	2,847,806
Due to related party	50,450	63,552
Net cash (used in) provided by used in operating activities	(770,976)	321,875

Cash Flows from Investing Activities
Sale of marketable securities	-	3,350,000
Purchase of property and equipment	(351,389)	-
Notes receivable issued	-	(225,000)
Payment for business acquisition	-	(11,546,157)
Investment in Terra Bioenergy LLC	-	(600,000)
Net cash used in investing activities	(351,389)	(9,021,157)

Cash Flows from Financing Activities
Repayment of advance to related party, net of proceeds	(250,600)	-
Proceeds from issuance of notes payable	1,650,000	-
Proceeds from exercsie of warrants	30,311	-
Proceeds from issuance of convertible notes	-	1,700,064
Proceeds from issuance of common stock	-	3,841,112
Net cash provided by financing activities	1,429,711	5,541,176

Net increase (decrease) in cash and cash equivalents	307,346	(3,158,106)
Cash and cash equivalents, beginning of period	211,209	5,881,996
Cash and cash equivalents, end of period	$518,555	$2,723,890

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,113	$-
Income taxes	$26,515	$2,300

Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$1,698,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 1 - BUSINESS

Overview

On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (Laurence), was merged with and into Beacon Energy Holdings, Inc., a Delaware corporation (Holdings), for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name, all pursuant to a Certificate of Ownership and Merger dated June 26, 2008 and approved by stockholders on June 26, 2008. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.6666666666 shares of Holdings.

On June 30, 2008, Holdings entered into an Agreement and Plan of Merger and Reorganization (the ‘Merger Agreement’) by and among Holdings, Beacon Energy Corp., a privately held Delaware corporation (Beacon) and Beacon Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of Holdings (Acquisition Sub). Upon closing of the merger transaction contemplated under the Merger Agreement (the Merger), Acquisition Sub merged with and into Beacon, and Beacon, as the surviving corporation, became a wholly owned subsidiary of Holdings.

At the closing of the Merger, each share of Beacon’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 37.4133880067   shares of   Holdings’s common stock. In the aggregate, 30,000,000 shares of Holdings’s common stock were issued in the Merger to the holders of Beacon’s common stock.

Following the closing of the Merger there were 31,100,000 shares of Holdings’s common stock issued and outstanding. Approximately 96.5% of such issued and outstanding shares were held by the former stockholders of Beacon.

The Merger was accounted for as a reverse acquisition and recapitalization. Beacon is the acquirer for accounting purposes and Holdings is the acquired company. Accordingly, Beacon’s historical financial statements for periods prior to the acquisition become those of Holdings.

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

On May 15, 2008, the Company acquired through its subsidiary, Beacon Energy (Texas) Corp. (“Beacon Energy Texas”), certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,000 in cash.  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant specializes in the processing of animal fats and other secondary feedstocks to produce biodiesel.

Sales of biodiesel are made within the state of Texas and are delivered to the southern region of the United States.

Management’s Liquidity Plans

As of June 30, 2009, the Company had working capital of approximately $409,000 and cash on hand of approximately $519,000.  The Company’s loss from operations was approximately $1,002,000 and $2,219,000for the three and six months ended June 30, 2009, respectively and the Company has an accumulated deficit of approximately $13,158,000 at June 30, 2009. Historically, the Company has met its liquidity requirements principally through the sale of equity and debt securities to both related parties, individual and institutional investors. Management of the Company expects to have a reduction in the underlying raw material costs by introducing a cheaper raw material mix in producing the biodiesel, which will provide the Company improved gross margins on revenues. However, there can be no assurance that the Company will be able to successfully execute such plans.

To the extent that the Company does not generate sufficient cash from its operations, the Company may need to incur indebtedness or seek additional equity financing to finance its plans for growth. Recent turmoil in the equity and credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on the Company’s ability to fund its business strategy under either existing or newly created instruments in the public or private markets on terms it believes to be reasonable, if at all.

In the first quarter of 2009 the Company reduced its Texas facility staff by 30% and temporarily cut back production. These steps allowed the plant to reduce expenses, continue to operate to meet consumer demands and attain greater flexibility in quickly increasing or decreasing production rates based on anticipated sales. In the second quarter of 2009, the Company started to increase raw material purchases, production and sales of biodiesel.

As of August 12, 2009, the Company has approximately $467,000of cash. Management projects that the Company has sufficient liquidity available to operate through at least June 2010.  In an effort to generate positive cash flow over the next twelve months, the Company intends to expand its customer base, tightly manage its raw material inventory purchase costs and levels as well as minimize and/or reduce its overhead expenses which include but are not limited to reduction in headcount.  If the Company fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if the Company fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to continue to significantly reduce its operating expenses and/or operations or the Company may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. The Company is exploring alternative sources of capital but has no current commitment for additional financing and may experience difficulty in obtaining such additional financing on favorable terms, if at all.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).  The results for the interim period are not necessarily indicative of the results to be expected for the year.  The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the 2008 Annual Report on Form 10-K.

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from the Internal Revenue Service (“IRS”) biodiesel excise tax credit program related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact the Company’s financial position or results of operations.  The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141 (R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.   FAS 141 (R)   became effective on January 1, 2009 and would have an impact on accounting for any business acquired after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. FAS 160 became effective beginning January 1, 2009.  FAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  The Company does not use derivatives to hedge operating performance or its financial position.  Accordingly, there was no impact on the Company’s consolidated financial position or results of operation upon adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other United States GAAP principles.  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).   FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.   FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.     At January 1, 2009 and at June 30, 2009, the Company has no convertible debt instruments which has the ability to be settled in cash.  Accordingly, there was no impact on the Company’s consolidated financial position or results of operation upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the date its financial statements were issued, which is August 18, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 - ACQUISITION

On May 15, 2008 (the “Closing Date”), the Company acquired certain operating assets of Smithfield , an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,000 in cash.  The acquisition was financed with a portion of the proceeds from a private placement of approximately $1,700,000 in 6% convertible notes issued on May 15, 2008, as well as $3,400,056 in additional investments by certain investors for 94,446 shares of common stock  (pre-Merger) issued during the month of May 2008.

This acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. The following table summarizes the approximate fair value of assets acquired and liabilities assumed by the Company:

Inventory and other current assets	$1,920,000
Property and equipment	9,416,000
Customer list	210,000
Total purchase price, net of cash acquired	$11,546,000

The results of operations from Smithfield are included in the accompanying Consolidated Financial Statements from the Closing Date through June 30, 2009. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the three months and six months ended June 30, 2008 as though the acquisition was completed at the beginning of 2008. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

	Pro forma	Pro forma
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Revenues, net	$8,406,913	$14,972,820
Net loss	$(1,321,202)	$(3,506,691)
Net loss per common share, basic and diluted	$(0.04)	$(0.12)

Note 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2009 and December 31, 2008, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 33.3 and 36.6% interest, respectively, in the Company.  Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	June 30, 2009	June 30, 2008
Management fees	$24,750	$33,000
Rent	10,800	14,400
Administrative fees	10,275	14,250
	$45,825	$61,650

The Company’s liabilities include $365,472 due to Metalico for general corporate and administrative expenses and $248,908 for advances made for feedstock purchases at June 30, 2009.  The Company’s liabilities include $315,022 due to Metalico for general and administrative expenses and $499,508 for advances made for feedstock purchases at December 31, 2008.  The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 4 – MAJOR CUSTOMER

For the three months ended June 30, 2009, revenues from the Company’s largest customer was approximately 55% of total revenues.  For the six months ended June 30, 2009, revenues from the Company’s largest customer was approximately 46% of total revenues.  As of June 30, 2009, accounts receivable due from the Company’s largest customer was approximately $156,000.

Included in revenue for the three and six months ended June 30, 2009 were subsidies from the IRS biodiesel excise tax credit program on the production of biodiesel of approximately $694,500 and $1,170,000, respectively.  Approximately $332,000 of that amount is included in accounts receivable as of June 30, 2009.

For the three and six months ended June 30, 2008, revenues from the Company’s three largest customers were approximately 39%, 18% and 15%, respectively, of total revenues.

Included in revenue for the three and six months ended June 30, 2008 were credits billed and/or received from the IRS biodiesel excise tax credit program on the production of biodiesel of approximately $823,000. Approximately $823,000 of that amount is included in accounts receivable as of June 30, 2008.

Note 5 – MAJOR SUPPLIER

For the three and six months ended June 30, 2009, total feedstock purchases from the Company’s two largest suppliers were approximately 68% and 64%, respectively, of total trade purchases.  As of June 30, 2009, payables due to one of the Company’s largest supplier were approximately $145,000 or 29% of total accounts payable.

For the three and six months ended June 30, 2008, total feedstock purchases from the Company’s largest supplier were approximately 75% of total trade purchases.

Note 6 - INCOME TAX MATTERS

The Company, together with its subsidiaries, file consolidated income tax returns in the federal jurisdiction.  The Company, along with its subsidiaries, also file tax returns in various state and local jurisdictions.  The Company has no periods under audit by the IRS.  The statutes of limitation open for its returns are 2006 and 2007.  The Company is not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations.  As of June 30, 2009, the Company has fully reserved its deferred income tax balance because it is not considered more likely than not that these tax benefits will be realized.

Note 7 – LONG-TERM DEBT

In April 2009, the Company entered into a Note Purchase Agreement, (the “Notes”) with certain investors, including $150,000 from the Chairman of the Company, for an aggregate principal amount of $1,650,000.  The Notes accrue interest at 14% per annum.  Both principal and interest are due at the maturity date of April 10, 2012.  In conjunction with the issuance of the Notes, the note holders were issued warrants to exercise 4,167,777 shares of the Company’s common stock at an exercise price of $0.01 per share with an expiration date of April 10, 2019. The fair value of the warrants aggregating $1,292,010 was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (i) risk-free interest rate at the date of the grant which was 2.02%, (ii) expected option life based on the weighted average of 5 years, (iii) expected volatility computed at 122% and (iv) zero expected dividends.

For the six months ended June 30, 2009, the Company has amortized the debt discount relating to warrants for $89,725 and has accrued interest expense on the Notes of $51,585

As of June 30, 2009, a total of 3,031,110 common shares were issued to the note holders who exercised their warrants bringing the total of outstanding common shares to 34,131,110.

On May 15, 2008, the Company issued approximately $1,700,000 in Convertible Notes (“Convertible Notes”).  The Convertible Notes were converted into the equivalent of 1,766,809 shares after the Merger on June 30, 2008.

Note 8 – STOCKHOLDERS’ EQUITY

As of June 30, 2009, the Company had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 34,131,110 common stock shares were issued and outstanding.

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2009, is as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, January 1, 2009	$31,100	$20,841,539	$(10,939,322)	$9,933,317

Issuance of 3,031,110 shares of common stock in connection with the warrants exercised	3,031	27,280	-	30,311

Debt discount on warrants	-	1,292,010	-	1,292,010

Net loss	-	-	(2,218,907)	(2,218,907)

Balance, June 30, 2009	$34,131	$22,160,829	$(13,158,229)	$9,036,731

Note 9 – STOCK WARRANTS

Warrants outstanding and exercisable totaled 1,136,667 with an exercise price of $0.01 as of June 30, 2009.  A total of 3,031,110 warrants were exercised during the six months ended June 30, 2009 at $0.01 per warrant.

Note 10 – LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.  There were no potentially dilutive common shares equivalents for the three and six months ended June 30, 2009 and 2008.    In accordance with SFAS 128 (“Earnings Per Share”) the Company has given effect to the issuance of the remaining outstanding 1,136,667 warrants issued in conjunction with the Company’s April 2009 financing and exercisable at $0.01 per share (see Note 7) in computing basic net loss per share.

Note 11 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra Bioenergy LLC (“Terra”) for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and related expenses) of $1,250,000 of subordinated debt incurred by Terra.  Beacon has the right to receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.  To-date Beacon has not received or recognized any revenue related to this guarantee.  As of June 30, 2009, the $250,000 guarantee is still in place.

In the last quarter of 2008, the Company entered into a consent agreement with the City of Cleburne, Texas to make improvements to its waste water treatment facility.  The total cost of the upgrade is approximately $320,000 and as of June 30, 2009 the project is approximately 90% completed.  The Company expects the upgrade to be finished by August 31, 2009.  Failure to satisfactorily resolve this matter could have material adverse effect on the financial performance of the Company.

As discussed in Note 12, the Company received a demand letter on July 9, 2009, from Gavilon, LLC (“Gavilon”) through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.

Note 12 – SUBSEQUENT EVENTS

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  The Company is currently in discussion with McGrath North to resolve the matter and to . determine the Company’s liability, if any.  As of June 30, 2009, the Company has recorded accounts payable due to Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  No amounts in excess of $145,329 have been recorded for any potential losses from Gavilon’s claim as a range of reasonably possible losses cannot be estimated at this time.

The new members of the Board of Directors (“Board”), who were appointed on June 30, 2009, will upon installation at the first board meeting each receive an option to purchase 40,000 shares of the Company at $0.25 per share.  Vesting will be in equal quarterly installments over a period of two years (but ceasing to vest at such time as they are no longer members of the Board) and expiring on the seventh anniversary of the date of issuance.

At each anniversary date, the new Directors will each receive a grant of 15,000 more options with comparable vesting and expiration terms as the initial grant.  The strike price will be equal to 80% of the closing stock price on the date of the grant.

On July 14, 2009, an additional 252,593 warrants were exercised and the equivalent of 252,593 common shares were issued.  As such, there were 34,383,703 shares of common stock outstanding as of August 14, 2009.

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

Based on the dramatic changes in the economy during the latter part of 2008, and how changes are affecting the alternative energy sector, the Company has held extensive conversations with each unconsolidated company we have loans or investments with.  Based on these discussions, review of their business models and projected cash flow models and cash needs, the Company recorded an impairment on all our investments and loans made to unconsolidated entities in 2008.

Through continued development of investments, the utilization of lower cost feedstocks to manufacture biodiesel, and active exploration of new investment opportunities, we intend to position ourselves as a leading low cost producer of high quality biodiesel.

The financial crisis and economic turmoil in recent months have substantially affected the business environment in general and the alternative energy sector in which we operate. The availability of credit and capital investments has dramatically slowed down making it difficult for most companies to borrow money and/or raise capital to finance their operations.  Oil prices have dropped significantly from the record highs of 2008 and consequently selling prices for petroleum oil and alternative energy sources such as biodiesel fuel have dropped as well.

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

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from the IRS biodiesel excise tax credit program related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

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

RESULTS OF OPERATIONS

The following table sets forth information regarding average Beacon selling prices for the past five quarters. The fluctuation in pricing is due primarily to the volatility in the price of oil and petroleum diesel.  The price of petroleum diesel, which is a product substitute for biodiesel, basically dictates the price at which we are able to sell biodiesel.

				Petroleum
				No. 2 Diesel
	Beacon Biodiesel			Weighted
	Average	Increase (Decrease) Versus		Wholesale
	Selling Price	Prior Period		Selling Price
	per Gallon (a)	$	%	per Gallon (b)

For the quarter ended
June 30, 2008	$4.54	na	na	$3.65
September 30, 2008	$4.39	$(0.15)	-3.30%	$3.47
December 31, 2008	$2.92	$(1.47)	-33.49%	$2.02
March 31, 2009	$2.33	$(0.59)	-20.14%	$1.41
June 30, 2009	$2.57	$0.24	10.16%	$1.83

(a)  Includes the $1.00 per gallon IRS credit.
(b)  Based on weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding average Beacon purchase prices for the last five quarters for major feedstock items and methanol as well as cost of natural gas which impacts our utilities expenses:

	Average Purchase Price per Pound			Natural Gas
		Choice		Industrial Price
	Edible	White		per Thousand
	Tallow	Grease	Methanol	Cubic Feet (a)
For the quarter ended
June 30, 2008	$0.44	$0.44	$1.53	$11.13
September 30, 2008	$0.47	$0.43	$1.58	$10.66
December 31, 2008	$0.31	$0.15	$1.51	$7.63
March 31, 2009	$0.22	$0.18	$0.68	$6.51
June 30, 2009	$0.28	$0.17	$0.66	$4.38

(a)  Based on weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding Beacon’s sales by gallons for the last five quarters:

		Increase (Decrease) Versus
	Sales	Prior Period
	in Gallons	$	%

For the quarter ended
June 30, 2008	1,114,544	na	na
September 30, 2008	2,497,219	1,382,675	124.06%
December 31, 2008	1,296,948	(1,200,271)	-48.06%
March 31, 2009	446,680	(850,268)	-65.56%
June 30, 2009	694,520	247,840	55.48%

The first quarter of 2009 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel.  Petroleum prices stabilized in the second quarter but were still substantially lower than 2008 prices. Underlying raw material prices showed some unpredictability as they did not follow the same trend as petroleum prices. In view of these developments, slowdown in market demand for biodiesel and limited working capital, the Company was forced to reduce its Texas facility staff by 30% and temporarily cut back production in the first quarter of 2009.  These steps allowed the plant to reduce expenses, continue to operate to meet customer demands and attain greater flexibility in quickly increasing or decreasing production rates based on anticipated sales.  As the situation began to improve in the second quarter of 2009, the Company started to increase raw materials purchases, production and sales of biodiesel.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.  During the three months ended June 30, 2009, we recognized revenues of $1,784,256, as compared to $5,123,960 during the three months ended June 30, 2008 representing a decrease of $3,339,704 or 65%.  The decrease in revenues was attributable to 420,024 fewer gallons of biodiesel sold, or 38% amounting to $1,929,168 and a decrease in average selling prices totaling $1,410,536.  The average selling price for biodiesel was approximately $2.57 per gallon for the three months ended June 30, 2009 compared to $4.54 per gallon for the three months ended June 30, 2008.

Cost of revenues. During the three months ended June 30, 2009, we recorded cost of revenues of $1,986,559, as compared to $4,832,907 for the three months ended June 30, 2008, a decrease of $2,846,348 or 59%.  This decrease is primarily due to a reduction of $2,718,015 in raw materials expenses due to a decrease in feedstock costs and fewer gallons of biodiesel sold, a decrease of $133,192 in utilities, a decrease of $59,809 in freight expense offset by an increase of $51,966 in waste products processing and disposal.  The gross loss was primarily attributable to the relatively high cost of raw materials for the said period.

General and Administrative Expenses. During the three months ended June 30, 2009, we recorded general and administrative expenses of $274,250, as compared to $509,294 for the three months ended June 30, 2008, representing a decrease of $235,044 or 46%.  This decrease in general and administrative expenses was primarily the result of the reduction of $240,587 in legal, accounting and consulting fees and $40,046 in wages, offset by increases of $37,177 in commercial liability insurance, $33,322 in property taxes and $20,642 in health insurance costs.

Depreciation and amortization. During the three months ended June 30, 2009, we recorded depreciation and amortization expenses of $190,697, as compared to $183,700 for the three months ended June 30, 2008, representing an increase of $6,997.  A significant portion of the depreciation and amortization expense for the three months ended June 30, 2008 occurred after May 15, 2008 upon the acquisition of the Texas facility.  This minimal increase in depreciation and amortization expenses between the two comparable periods was primarily the result of a review and decision in September 2008 to extend the estimated service lives of certain fixed assets and customer list acquired by Beacon Energy Texas.  As such, depreciation and amortization expense from September 2008 and beyond decreased substantially.

Loss on disposal of assets. During the three months ended June 30, 2009, we recorded a loss of $191,518 on the disposal of assets.  This was the result of the retirement of a boiler that broke down, the value of which was $225,000 less accumulated depreciation of $33,482.

Other Income (Expense). During the three months ended June 30, 2009, we recorded interest income of $855, which was offset by interest expense of $143,602, as compared to interest income of $45,141, loss of $5,881 from equity investment and interest expense of $13,427 for the six months ended June 30, 2008.  Interest expense for the three months ended June 30, 2009 was mainly due to the interest of $51,585 on the $1,650,000 debt financing and $89,725 on the warrants debt discount.  Interest income for the three months ended June 30, 2008 was principally derived from money market investments.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues.  During the six months ended June 30, 2009, we recognized revenues of $2,826,064, as compared to $5,123,960 during the six months ended June 30, 2008 representing a decrease of $2,297,896 or 45%.  The decrease in revenues was primarily attributable to a decrease in average selling prices totaling $2,423,456 offset by 26,656 more gallons of biodiesel sold, or 2% amounting to $125,560.  The average selling price for biodiesel was approximately $2.48 per gallon for the six months ended June 30, 2009 compared to $4.54 per gallon for the six months ended June 30, 2008

Cost of revenues. During the six months ended June 30, 2009, we recorded cost of revenues of $3,612,626, as compared to $4,832,907 for the six months ended June 30, 2008, a decrease of $1,220,281 or 25%.  This decrease is primarily due to a reduction of $1,645,064 in raw materials expenses due to a decrease in feedstock costs, increase of $218,138 in direct labor and increase of $174,676 in waste products processing and disposal. The gross loss was primarily attributable to the relatively high cost of raw materials for the said period.

General and Administrative Expenses. During the six months ended June 30, 2009, we recorded general and administrative expenses of $714,474, as compared to $905,653 for the six months ended June 30, 2008, representing a decrease of $191,179 or 21%.  This decrease in general and administrative expenses was primarily the result of the reduction of $320,389 in legal, accounting and consulting fees and $70,000 in write-offs for an option to buy a certain real estate property, offset by increases of $108,136 in commercial liability insurance, $74,793 in property taxes and $59,574 in health insurance costs.

Depreciation and amortization. During the six months ended June 30, 2009, we recorded depreciation and amortization expenses of $383,615, as compared to $184,999 for the six months ended June 30, 2008, representing an increase of $198,616 or 107%.  This increase in depreciation and amortization expenses was primarily the result of the acquisition of the fixed assets and customer list of Beacon Energy Texas on May 15, 2008.  For the six months ended June 30, 2009, depreciation and amortization expenses were for the full six months whereas for the six months ended June 30, 2008, depreciation and amortization expenses were only for one and-a-half months beginning May 15, 2008.

Other Income (Expense). During the six months ended June 30, 2009, we recorded interest income of $864, which was offset by interest expense of $143,602, as compared to interest income of $149,869, income of $5,661 from equity investment and interest expense of $13,427 for the six months ended June 30, 2008.  Interest expense for the six months ended June 30, 2009 was mainly due to the interest of $51,585 on the $1,650,000 debt financing and $89,725 on the warrants debt discount.  Interest income for the six months ended June 30, 2008 was principally derived from money market investments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our cash on hand was approximately $519,000.  We incurred a net loss of approximately $2,219,000 for the six months ended June 30, 2009 and our accumulated deficit was approximately $13,158,000.  We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 7, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that this infusion of cash and operating cash flow will be sufficient to meet the Company’s capital requirements through the upcoming twelve months.

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

In assessing our liquidity, we monitor and analyze our cash on hand and our operating and capital expenditure plans.  Our principal liquidity needs are to meet our working capital requirements and operating expenses.  In an effort to generate positive cash flow over the next twelve months, we intend and expect to expand our customer base, tightly manage our raw material inventory purchase costs and levels as well as minimize and/or reduce our overhead expenses which include but are not limited to reduction in headcount.  We have reduced our headcount beginning the early part of January 2009 and we expect to save approximately $500,000 a year in payroll related expenses as a result of this cost-saving measure.  If need be, such as when feedstock costs are high and biodiesel selling prices are low, the Company will curtail raw material purchases and production levels to conserve cash until such time when it becomes profitable for the Company to resume normal operations.

We expect to fund our working capital needs and capital expenditures over the next twelve months with cash generated from operations, supplemented by debt or equity financing, vendor financing, operating leases and other equipment lines of credit that are offered to us from time to time. However, we may need additional funds to meet our long-term strategic objectives, which include making potential acquisitions. The options available to fund potential acquisitions and our working capital requirements include seller notes, notes convertible to equity, private debt placements and both private and public equity financings. Any additional equity financing, if available, may be dilutive to stockholders, and debt financing may involve significant restrictive covenants.  While we believe that these sources will provide sufficient funding for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to feedstock costs, oil prices and other factors that are beyond our control.  However, we may not be able to obtain any additional financing on terms acceptable to us or at all.

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Energy Texas of certain waste water disposal issues related to the operations of its Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company will make improvements to its waste water treatment facility which is expected to cost approximately $320,000.  As of June 30, 2009, the project is approximately 90% completed. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Energy Texas.

On February 21, 2008, we agreed to guaranty a $250,000 (plus accrued but unpaid interest and other related expenses) portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits.  As of June 30, 2009, the $250,000 guarantee is still in place.

Cash and Cash Equivalents.  As of June 30, 2009, we had cash and cash equivalents of $518,555, as compared to cash and cash equivalents of $211,209 as of December 31, 2008, representing an increase of $307,346 or 146%.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities totaled $770,976 for the six months ended June 30, 2009, as compared to net cash provided by operating activities of $321,875 for the six months ended  June 30, 2008.

For the six months ended June 30, 2009, the Company’s net loss of $2,218,907, loss of $191,518 on disposal of assets, change of $783,073 in working capital components was offset by non-cash items of depreciation and amortization of $383,615 and other non-cash items of $89,725. The $783,073 change in working capital components include a decrease in accounts receivable of $525,764, a decrease in inventories of $230,290 and a decrease in accounts payable, accrued expenses and other liabilities of $41,962. These items were offset by a $65,393 increase in prepaid expenses and other current assets and a $50,450 decrease in due to related party. For the six months ended June 30, 2008, the Company’s net loss of $671,410, change of $813,947 in working capital components was offset by non-cash items of depreciation and amortization of $184,999 and other non-cash items of ($5,661). The $813,947 change in working capital components include an increase in accounts receivable of $1,932,335, an increase in inventories of $96,235, an increase in interest receivable of $48,120 and an increase in prepaid expenses and other assets of $20,721. These items were offset by a $2,847,806 decrease in accounts payable, accrued expenses and other liabilities and a $63,552 decrease in due to related party.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $351,389 during the six months ended June 30, 2009, as compared to net cash used in investing activities of $9,021,157 during the six months ended June 30, 2008. Cash used in investing activities during the six months ended June 30, 2009 was for the purchase of certain equipments at the Texas Facility for $351,389. Cash provided during the six months ended June 30, 2008 was the result of the sale of $3,350,000 of marketable securities offset by an investment of $600,000 in Terra, issuance of a $225,000 note receivable due from United and cash paid of $11,546,157 towards the acquisition of the Smithfield Texas plant.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,429,711 during the six months ended June 30, 2009, as compared to net cash provided by financing activities of $5,541,176 during the six months ended June 30, 2008.  Cash provided during the six months ended June 30, 2009 was from debt financing of $1,650,000 and warrants exercised of $30,311 and offset by repayment of advance to related party of $260,500.   The cash provided during the six months ended June 30, 2008 were derived from the issuance of convertible notes of $1,700,064 and common stock of $3,841,112.

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

Item 4T.  CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of June 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  The Company is currently in discussion with McGrath North to resolve the matter and to determine the Company’s liability, if any.  As of June 30, 2009, the Company has accounts payable due Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  No amounts in excess of the $145,329 have been recorded for any potential losses from Gavilon’s claim as a range of reasonably possible losses cannot be estimated at this time.

Item 1A.  Risks Factors

There were no material changes in any risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009.

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

BEACON ENERGY HOLDINGS, INC.

Date: August 18, 2009	By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer

32.2*	Section 906 Certificate by Principal Financial Officer

*  Filed herewith