Form 10-Q
period 2009-09-30
Beacon Energy Holdings, Inc.
filed 2009-11-16
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

As of November 16, 2009, there were 34,383,703 shares of common stock outstanding at $0.001 par value per share.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$342,807	$211,209
Accounts receivable	311,902	1,035,951
Inventory	493,888	922,141
Prepaid expense and other current assets	215,591	119,248
Total current assets	1,364,188	2,288,549

Property and equipment, net	8,942,628	9,325,184
Customer list, net	152,250	-
Deferred financing costs	22,917	-

Total assets	$10,481,983	$11,613,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$508,013	$474,993
Accrued expenses and other liabilities	395,950	390,893
Due to related party	627,472	499,508
Total current liabilities	1,531,435	1,365,394

Long-Term Liabilities
Interest payable	111,336	-
Due to related party	-	315,022
Long-term debt, net of discount of $1,094,615	555,385	-
Total long-term liabilities	666,721	315,022

Total liabilities	2,198,156	1,680,416

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized; issued and outstanding 34,383,703 and
31,100,000 shares, respectively	34,384	31,100
Additional paid-in capital	22,163,101	20,841,539
Accumulated deficit	(13,913,658)	(10,939,322)
Total shareholders' equity	8,283,827	9,933,317

Total liabilities and stockholders' equity	$10,481,983	$11,613,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$1,963,116	$10,973,553	$4,789,180	$16,097,513

Cost of revenues	2,155,571	10,993,148	6,099,575	15,939,040

Gross profit (loss)	(192,455)	(19,595)	(1,310,395)	158,473

Operating expenses:
General and administrative	189,874	445,749	572,971	1,265,757
Depreciation and amortization	203,549	106,067	587,164	291,067
Total operating expenses	393,423	551,816	1,160,135	1,556,824

Operating loss	(585,878)	(571,411)	(2,470,530)	(1,398,351)

Other income (expense):
Interest expense	(169,713)	-	(313,315)	-
Interest income	163	32,133	1,028	187,663
Loss on disposal of assets	-	-	(191,518)	-
Total other income (expenses)	(169,550)	32,133	(503,805)	187,663

Net loss	$(755,428)	$(539,278)	$(2,974,335)	$(1,210,688)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.04)
Weighted average shares outstanding -
basic and diluted (1)	35,267,777	31,100,000	33,756,385	30,373,358

(1)
Weighted average shares outstanding for the three and nine months ended September 30, 2009 include the underlying shares exercisable with respect to the issuance of 884,074 warrants exercisable at $0.01 per share.  In accordance with ASC 260, Earnings Per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(2,974,335)	$(1,210,688)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	587,164	291,067
Equity in income of unconsolidated investee	-	(7,546)
Compensation expense on option grants	-	39,450
Amortization of debt discount	197,395	-
Loss on disposal of property and equipment	191,518	-
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	724,049	(2,885,242)
Inventory	428,253	191,716
Interest receivable	-	14,305
Prepaid expenses and other assets	(119,260)	(317,774)
Accounts payable, accrued expenses and other liabilities	149,412	1,997,186
Due to related party	69,450	95,940
Net cash used in operating activities	(746,354)	(1,791,586)

Cash Flows from Investing Activities
Sale of marketable securities	-	3,350,000
Purchase of property and equipment	(548,376)	(20,439)
Notes receivable issued, net	-	(205,000)
Payment for business acquisition	-	(11,546,157)
Investment in Terra Bioenergy LLC	-	(600,000)
Net cash used in investing activities	(548,376)	(9,021,596)

Cash Flows from Financing Activities
Repayment of advance to related party, net of proceeds	(256,508)	-
Proceeds from issuance of notes payable	1,650,000	-
Proceeds from exercise of warrants	32,836	-
Proceeds from issuance of convertible notes	-	1,700,064
Proceeds from issuance of common stock	-	3,841,112
Net cash provided by financing activities	1,426,328	5,541,176

Net increase (decrease) in cash and cash equivalents	131,598	(5,272,006)
Cash and cash equivalents, beginning of period	211,209	5,881,996
Cash and cash equivalents, end of period	$342,807	$609,990

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,113	$-
Income taxes	$26,515	$8,244

Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$1,698,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 1 - BUSINESS

Overview

On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada corporation (Laurence), was merged with and into Beacon Energy Holdings, Inc., a Delaware corporation (Holdings), for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name, all pursuant to a Certificate of Ownership and Merger dated June 26, 2008 and approved by stockholders on June 26, 2008. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.67 shares of Holdings.

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

At the closing of the Merger, each share of Beacon’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 37.41  shares of   Holdings’s common stock. In the aggregate, 30,000,000 shares of Holdings’s common stock were issued in the Merger to the holders of Beacon’s common stock.

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

Management’s Liquidity Plans

As of September 30, 2009, the Company had a negative working capital of approximately $167,000 and cash on hand of approximately $343,000.  The Company’s net loss was approximately $755,000 and $2,974,000 for the three and nine months ended September 30, 2009, respectively and the Company has an accumulated deficit of approximately $13,914,000 at September 30, 2009. Historically, the Company has met its liquidity requirements principally through the sale of equity and debt securities to both related parties, individual and institutional investors. Management of the Company expects to have a reduction in the underlying raw material costs by introducing a cheaper raw material mix in producing the biodiesel, which will provide the Company improved gross margins on revenues. However, there can be no assurance that the Company will be able to successfully execute such plans.

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

In the first quarter of 2009 the Company reduced its Texas facility staff by 30% and temporarily cut back production. These steps allowed the plant to reduce expenses, continue to operate to meet consumer demands and attain greater flexibility in quickly increasing or decreasing production rates based on anticipated sales. In the second and third quarters of 2009, the Company started to increase raw material purchases, production and sales of biodiesel.

As of November 12, 2009, the Company has approximately $123,000 of cash. Management projects that the Company has sufficient liquidity available to operate through at least September 2010.  In an effort to generate positive cash flow over the next twelve months, the Company intends to expand its customer base, tightly manage its raw material inventory purchase costs and levels as well as minimize and/or reduce its overhead expenses which include but are not limited to reduction in headcount.  If the Company fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if the Company fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to continue to significantly reduce its operating expenses and/or operations or the Company may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. The Company is exploring alternative sources of capital but has no current commitment for additional financing and may experience difficulty in obtaining such additional financing on favorable terms, if at all.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Beacon Energy Holdings, Inc. and its subsidiaries, which are collectively referred to as “Beacon”, the “Company”, “we”, “our” or “us”, unless the context otherwise requires.

These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods presented.

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

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from the Internal Revenue Service (“IRS”) biodiesel excise tax credit program related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program. Additionally, the Company was approved for payment of approximately $119,000 from the U.S. Department of Agriculture’s Advance Biofuel Producer Program (“USDA”) related to the production and sale of biofuel and as such had recorded the $119,000 as revenue in September 2009.

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

Reclassifications

Certain balances of prior periods of 2008 and 2009 included in the income statement have been reclassified to conform to this current quarter’s presentations.  This has no effect on the net loss for the prior periods previously reported and the financial conditions and cash flows of the Company.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of subsequent events.    In addition, ASC 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  ASC 855 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the time of filing its condensed consolidated financial statements with the Securities and Exchange Commission on November 16, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). The ASC has become the single source for all authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The ASC does not change U.S. GAAP and will not have an effect on the Company’s financial position, results of operations or liquidity.

Note 2 - ACQUISITION

On May 15, 2008 (the “Closing Date”), the Company acquired certain operating assets of Smithfield , an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,000 in cash.

For the nine months ended September 30, 2009, the results of operations from Smithfield are included in the accompanying Consolidated Financial Statement from the Closing Date through September 30, 2008. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the nine months ended September 30, 2008 as though the acquisition was completed at the beginning of 2008. These pro forma statement has been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

Pro forma
Nine Months Ended
September 30, 2008
Revenues, net	$25,946,373
Net loss	$(4,045,969)
Net loss per common share,
basic and diluted	$(0.13)

Note 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, Metalico, the largest stockholder of the Company, held a 33.1% and 36.6% interest, respectively, in the Company.  Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	September 30, 2009	September 30, 2008
Management fees	$33,000	$49,500
Rent	14,400	21,600
Administrative fees	13,425	21,375
	$60,825	$92,475

The Company’s liabilities include $384,472 due to Metalico for general corporate and administrative expenses and $243,000 for advances made for feedstock purchases at September 30, 2009.  The Company’s liabilities include $315,022 due to Metalico for general and administrative expenses and $499,508 for advances made for feedstock purchases at December 31, 2008.  The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 4 – MAJOR CUSTOMER

For the three months ended September 30, 2009, revenues from the Company’s largest customer was approximately 54% of total revenues.  For the nine months ended September 30, 2009, revenues from the Company’s largest customer was approximately 49% of total revenues.  As of September 30, 2009, accounts receivable due from the Company’s largest customer was approximately $76,000.

Included in revenue for the three and nine months ended September 30, 2009 were subsidies from the IRS biodiesel excise tax credit program on the production of biodiesel of approximately $613,000 and $1,783,000, respectively.  Also included in Revenue for the three and nine months ended September 30, 2009, was an award of $119,000 from the USDA for the production and sale of biodiesel.  Approximately $198,000 of that amount is included in accounts receivable as of September 30, 2009.

For the three and nine months ended September 30, 2008, revenues from the Company’s largest customer was approximately 40% and 40%, respectively, of total revenues.

Included in revenue for the three and nine months ended September 30, 2008 were credits billed and/or received from the IRS biodiesel excise tax credit program on the production of biodiesel of approximately $2,295,000 and $3,085,000, respectively.

Note 5 – MAJOR SUPPLIER

For the three months ended September 30, 2009, total feedstock purchases from the Company’s three largest suppliers were approximately 40%, 18% and 11%, respectively, of total trade purchases.  For the nine months ended September 30, 2009, total feedstock purchases from the Company’s two largest suppliers were approximately 39% and 20%, respectively, of total trade purchases.  As of September 30, 2009, payables due to one of the Company’s largest supplier were approximately $145,000 or 32% of total accounts payable.

For the three and nine months ended September 30, 2008, total feedstock purchases from the Company’s two largest suppliers were approximately 82% of total trade purchases.

Note 6 - INCOME TAX MATTERS

The Company, together with its subsidiaries, files consolidated income tax returns in the federal jurisdiction.  The Company, along with its subsidiaries, also files tax returns in various state and local jurisdictions.  The Company has no periods under audit by the IRS.  The statutes of limitation open for its returns are 2006 and 2007.  The Company is not aware of any issues for open years that upon examination by a taxing authority are expected to have a material adverse effect on results of operations.  As of September 30, 2009, the Company has fully reserved its deferred income tax balance because it is not considered more likely than not that these tax benefits will be realized.

Note 7 – LONG-TERM DEBT

In April 2009, the Company entered into a Note Purchase Agreement, (the “Notes”) with certain investors, including $150,000 from the Chairman of the Company, for an aggregate principal amount of $1,650,000.  The Notes accrue interest at 14% per annum.  Both principal and interest are due at the maturity date of April 10, 2012.  In conjunction with the issuance of the Notes, the note holders were issued warrants to exercise 4,167,777 shares of the Company’s common stock at an exercise price of $0.01 per share with an expiration date of April 10, 2019. The fair value of the warrants aggregating $1,292,010 was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (i) risk-free interest rate at the date of the grant which was 2.02%, (ii) expected option life based on the weighted average of 5 years, (iii) expected volatility computed at 122% and (iv) zero expected dividends.  As of September 30, 2009, the long-term debt, net of discount of $1,094,615 was $555,385.

For the nine months ended September 30, 2009, the Company has amortized the debt discount relating to warrants for $197,395 and has accrued interest expense on the Notes of $111,336.

As of September 30, 2009, a total of 3,283,703 common shares were issued to the note holders who exercised their warrants bringing the total of outstanding common shares to 34,383,703.

Note 8 – STOCKHOLDERS’ EQUITY

As of September 30, 2009, the Company had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 34,383,703 common stock shares were issued and outstanding.

A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2009, is as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
Balance, January 1, 2009	$31,100	$20,841,539	$(10,939,322)	$9,933,317

Issuance of 3,283,703 shares of
common stock in connection with
the warrants exercised	3,284	29,552	-	32,836

Debt discount on warrants	-	1,292,010	-	1,292,010

Net loss	-	-	(2,974,336)	(2,974,336)

Balance, September 30, 2009	$34,384	$22,163,101	$(13,913,658)	$8,283,827

Note 9 – STOCK WARRANTS

Warrants outstanding and exercisable totaled 884,074 with an exercise price of $0.01 as of September 30, 2009.  A total of 3,283,703 warrants were exercised during the nine months ended September 30, 2009 at $0.01 per warrant.

Note 10 – LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.  There were no potentially dilutive common shares equivalents for the three and nine months ended September 30, 2009 and 2008.  In accordance with ASC 260, “Earnings Per Share”, the Company has given effect to the issuance of the remaining outstanding 884,074 warrants issued in conjunction with the Company’s April 2009 financing and exercisable at $0.01 per share (see Note 7) in computing basic net loss per share.

Note 11 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra Bioenergy LLC (“Terra”) for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and related expenses) of $1,250,000 of subordinated debt incurred by Terra.  Beacon has the right to receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.  As of September 30, 2009, Beacon has not received or recognized any revenue related to this guarantee.  As of September 30, 2009, the $250,000 guarantee is still in place.

In the last quarter of 2008, the Company entered into a consent agreement with the City of Cleburne, Texas to make improvements to its waste water treatment facility.  The total cost of the upgrade is approximately $370,000 and as of September 30, 2009 the project is approximately 95% completed.  The Company expects the upgrade to be finished by November 30, 2009.  Failure to satisfactorily resolve this matter could have material adverse effect on the financial performance of the Company.

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  The Company is currently in discussion with McGrath North to resolve the matter and to determine the Company’s liability, if any.  As of September 30, 2009, the Company has recorded accounts payable due to Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  The Company believes it is not liable for any amount exceeding the $145,329 which is recorded as a liability due Gavilon.  As such, no amounts in excess of the $145,329 have been recorded for any potential losses from Gavilon’s claim.

Note 12 – SUBSEQUENT EVENTS

In October 2009, the Company received biodiesel commitments from two of its customers. The first customer committed to buy approximately 30,000 to 70,000 gallons per month for a year starting October 2009 to September 2010.  The second customer has committed to purchase approximately 100,000 gallons in November 2009.

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

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from the IRS biodiesel excise tax credit program related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program. Additionally, the Company was approved for payment of approximately $119,000 from the USDA’s Advance Biofuel Producer Program related to the production and sale of biofuel and as such had recorded the $119,000 as revenue in September 2009.

The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”) which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

Impairment of Assets

The Company’s long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

RESULTS OF OPERATIONS

The following table sets forth information regarding average Beacon selling prices for the past five quarters. The fluctuation in pricing is due primarily to the volatility in the price of oil and petroleum diesel.  The price of petroleum diesel, which is a product substitute for biodiesel, basically dictates the price at which we are able to sell biodiesel.

				Petroleum
				No. 2 Diesel
	Beacon Biodiesel			Weighted
	Average	Increase (Decrease) Versus		Wholesale
	Selling Price	Prior Period		Selling Price
	per Gallon (a)	$	%	per Gallon (b)
For the quarter ended
September 30, 2008	$4.38	$(0.19)	-4.22%	$3.48
December 31, 2008	$2.92	$(1.47)	-33.44%	$2.01
March 31, 2009	$2.27	$(0.65)	-22.22%	$1.40
June 30, 2009	$2.55	$0.28	12.48%	$1.62
September 30, 2009	$2.84	$0.29	11.17%	$1.87

(a)	Includes the $1.00 per gallon IRS credit.

(b)	Based on weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding average Beacon purchase prices for the last five quarters for major feedstock items and methanol as well as cost of natural gas which impacts our utilities expenses:

						Natural Gas
						Industrial
						Price
	Average Purchase Price per Pound					per
			Choice	Free Fatty		Thousand
	Edible	Edible	White	Acid		Cubic
	Lard	Tallow	Grease	(Retreat)	Methanol	Feet (a)
For the quarter ended
September 30, 2008	$0.45	$0.47	$0.43	$-	$1.58	$10.66
December 31, 2008	$-	$0.31	$0.15	$-	$1.51	$7.63
March 31, 2009	$-	$0.22	$0.18	$-	$0.68	$6.51
June 30, 2009	$0.28	$0.28	$0.17	$0.17	$0.66	$4.63
September 30, 2009	$0.33	$0.37	$-	$0.19	$0.86	$4.32

(a)  Based on weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding Beacon’s sales by gallons for the last five quarters:

		Increase (Decrease) Versus
	Sales	Prior Period
	in Gallons	Gallons	%
For the quarter ended
September 30, 2008	2,497,219	1,382,675	124.06%
December 31, 2008	1,296,948	(1,200,271)	-48.06%
March 31, 2009	446,680	(850,268)	-65.56%
June 30, 2009	698,427	251,747	56.36%
September 30, 2009	646,329	(52,098)	-7.46%

The first quarter of 2009 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel.  Petroleum prices stabilized in the second quarter and showed an upward trend in the third quarter but were still substantially lower than 2008 prices. Underlying raw material prices showed some increases in the last two quarters of 2009 and showed signs of stabilizing in the third quarter.  In view of these developments, slowdown in market demand for biodiesel and limited working capital, the Company was forced to reduce its Texas facility staff by 30% and temporarily cut back production in the first quarter of 2009.  These steps allowed the plant to reduce expenses, continue to operate more efficiently to meet customer demands and attain greater flexibility in managing production rates based on anticipated sales.  As the situation began to improve in the second and third quarters of 2009, the Company started to increase raw materials purchases, production and sales of biodiesel.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.  During the three months ended September 30, 2009, we recognized revenues of $1,963,116, as compared to $10,973,553 during the three months ended September 30, 2008 representing a decrease of $9,010,437 or 82%.  The decrease in revenues was attributable to 1,850,890 fewer gallons of biodiesel sold, or 74% amounting to $8,113,632 and a decrease in average selling prices totaling $998,183 offset by a decrease in glycerine sales of $17,622 and an award of $119,000 in 2009 from the USDA  Advance Biodiesel Program.  The average selling price for biodiesel was approximately $2.84 per gallon for the three months ended September 30, 2009 compared to $4.38 per gallon for the three months ended September 30, 2008.

Cost of revenues. During the three months ended September 30, 2009, we recorded cost of revenues of $2,155,571, as compared to $10,993,148 for the three months ended September 30, 2008, a decrease of $8,837,577 or 80%.  This decrease is primarily due to a reduction of $8,054,796 in raw materials expenses due to a decrease in feedstock costs and fewer gallons of biodiesel sold, a decrease in direct labor expenses of $194,026, a decrease of $115,668 in utilities, a decrease in small tools and supplies expense of $89,096 and a  decrease in waste products processing and disposal of $266,670.

General and Administrative Expenses. During the three months ended September 30, 2009, we recorded general and administrative expenses of $189,874, as compared to $445,749 for the three months ended September 30, 2008, representing a decrease of $255,875 or 57%.  This decrease in general and administrative expenses was primarily the result of the reduction of $48,216 in legal, accounting and professional fees, decrease of $47,768 in commissions and consulting fees, a decrease of $49,403 in wages, a reduction of $39,450 in stock compensation expense and a decline of $47,622 for various expenses such as utilities, dues and subscriptions and travel expenses.

Depreciation and amortization. During the three months ended September 30, 2009, we recorded depreciation and amortization expenses of $203,549, as compared to $106,067 for the three months ended September 30, 2008, representing an increase of $97,482 or 92%.  The increase in depreciation expense of $86,982 between the two comparable periods was primarily due to the longer depreciation period of nine months in 2009 versus four and a half months in 2008.  A reallocation of part of the purchase price of the Texas facility from fixed assets to customer list was made in June 2009 resulted in an increase of $10,500 in amortization expense.

Other Income (Expense). During the three months ended September 30, 2009, we recorded interest income of $163, which was offset by interest expense of $169,713, as compared to interest income of $32,133 for the three months ended September 30, 2008.  Interest expense for the three months ended September 30, 2009 was mainly due to the interest of $59,751 on the $1,650,000 debt financing, $107,670 on the warrants debt discount and $2,292 on the deferred financing costs.  Interest income for the three months ended September 30, 2008 was principally derived from money market investments.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues.  During the nine months ended September 30, 2009, we recognized revenues of $4,789,180, as compared to $16,097,513 during the nine months ended September 30, 2008 representing a decrease of $11,308,333 or 70%.  The decrease in revenues was attributable to 1,820,327 fewer gallons of biodiesel sold, or 50% amounting to $8,093,481 and a decrease in average selling prices totaling $3,326,307 offset by a decrease in glycerine sales of $7,545 and a one-time grant of $119,000 in 2009 from the USDA  Advance Biodiesel Program.  The average selling price for biodiesel was approximately $2.58 per gallon for the nine months ended September 30, 2009 compared to $4.44 per gallon for the nine months ended September 30, 2008.

Cost of revenues. During the nine months ended September 30, 2009, we recorded cost of revenues of $6,099,575, as compared to $15,939,040 for the nine months ended September 30, 2008, a decrease of $9,839,465 or 62%.  This decrease is primarily due to a reduction of $9,690,417 in raw materials expenses due to a decrease in feedstock costs, decrease of $69,831 in small tools and supplies expense, decline of $144,522 in utilities expense, decrease of $85,585 in freight costs, reduction of $98,954 in waste products processing and disposal and offset by an increase of $124,699 in commercial liability insurance expense, increase of $50,730 in health insurance costs and increase of $72,107 property taxes.

General and Administrative Expenses. During the nine months ended September 30, 2009, we recorded general and administrative expenses of $572,971, as compared to $1,265,757 for the nine months ended September 30, 2008, representing a decrease of $692,786 or 55%.  This decrease in general and administrative expenses was primarily the result of the reduction of $334,322 in legal, accounting and professional fees, decrease of $95,937 in commissions and consulting fees, a decrease of $55,373 in wages, a reduction of $39,450 in stock compensation expense, a decrease of $71,734 in write-offs with regards to an option to purchase land and a decline of $65,952 for various expenses such as utilities, dues and subscriptions and travel expenses.  The decline in legal, accounting and professional fees was the result of higher expenses incurred in the prior period related to the Smithfield acquisition in May 2008 and going public in June 2008.

Depreciation and amortization. During the nine months ended September 30, 2009, we recorded depreciation and amortization expenses of $587,164, as compared to $291,067 for the nine months ended September 30, 2008, representing an increase of $296,097 or 102%.  The increase in depreciation expense of $238,347 between the two comparable periods was primarily due to the longer depreciation period of nine months in 2009 versus four and a half months in 2008.  A reallocation of part of the purchase price of the Texas facility from fixed assets to customer list was made in June 2009 resulted in an increase of $57,750 in amortization expense.

Other Income (Expense). During the nine months ended September 30, 2009, we recorded interest income of $1,028, which was offset by interest expense of $313,315 and a loss of $191,518 on disposal of an asset, as compared to interest income of $187,663 for the nine months ended September 30, 2008.  Interest expense for the nine months ended September 30, 2009 was mainly due to the interest of $111,336 on the $1,650,000 debt financing, $197,395 on the warrants debt discount and $4,583 on the deferred financing costs.  Interest income for the nine months ended September 30, 2008 was principally derived from money market investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our cash on hand was approximately $343,000.  We incurred a net loss of approximately $2,974,000 for the nine months ended September 30, 2009 and our accumulated deficit was approximately $13,914,000.  We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 7, in April 2009, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that this infusion of cash and operating cash flow will be sufficient to meet the Company’s capital requirements through the upcoming twelve months.  We expect to receive the $119,000 award from the USDA’s Advanced Biodiesel Producer Program in December 2009.

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

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Energy Texas of certain waste water disposal issues related to the operations of its Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company will make improvements to its waste water treatment facility which is expected to cost approximately $370,000.  As of September 30, 2009, the project is approximately 95% completed. Failure to satisfactorily resolve these issues could have material adverse effect on the financial performance of Beacon Energy Texas.

On February 21, 2008, we agreed to guarantee a $250,000 (plus accrued but unpaid interest and other related expenses) portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits.  As of September 30, 2009, the $250,000 guarantee is still in place.

Cash and Cash Equivalents.  As of September 30, 2009, we had cash and cash equivalents of $342,807, as compared to cash and cash equivalents of $211,209 as of December 31, 2008, representing an increase of $131,598 or 62%.

Net Cash Provided by Used in Operating Activities. Net cash used in operating activities totaled $746,354 for the nine months ended September 30, 2009, as compared to net cash used in operating activities of $1,791,586 for the nine months ended  September 30, 2008.

For the nine months ended September 30, 2009, the Company’s net loss of $2,974,335, loss of $191,518 on disposal of assets, change of $1,251,904 in working capital components was offset by non-cash items of depreciation and amortization of $587,164 and other non-cash items of $197,395. The $1,251,904 change in working capital components include a decrease in accounts receivable of $724,049, a decrease in inventories of $428,253 and a decrease in accounts payable, accrued expenses and other liabilities of $149,412. These items were offset by a $119,260 increase in prepaid expenses and other current assets and a $69,450 decrease in due to related party. For the nine months ended September 30, 2008, the Company’s net loss of $1,210,688, change of $903,869 in working capital components was offset by non-cash items of depreciation and amortization of $291,067 and other non-cash items of $31,904. The $1,210,688 change in working capital components include an increase in accounts receivable of $2,885,242, a decrease in inventories of $191,716, a decrease in interest receivable of $14,305 and an increase in prepaid expenses and other assets of $317,774. These items were offset by a $1,997,186 decrease in accounts payable, accrued expenses and other liabilities and a $95,940 decrease in due to related party.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $548,376 during the nine months ended September 30, 2009, as compared to net cash used in investing activities of $9,021,596 during the nine months ended September 30, 2008. Cash used in investing activities during the nine months ended September 30, 2009 was for the purchase of certain equipments at the Texas Facility for $548,376. Cash provided during the nine months ended September 30, 2008 was the result of the sale of $3,350,000 of marketable securities offset by an investment of $600,000 in Terra, issuance of a $225,000 note receivable, net of $20,000 payment received, due from United, purchase of equipments for $20,439 and cash paid of $11,546,157 towards the acquisition of the Smithfield Texas plant.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,426,328 during the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $5,541,176 during the nine months ended September 30, 2008.  Cash provided during the nine months ended September 30, 2009 was from debt financing of $1,650,000 and warrants exercised of $32,836 and offset by repayment of advance to related party of $256,508.   The cash provided during the nine months ended September 30, 2008 were derived from the issuance of convertible notes of $1,700,064 and common stock of $3,841,112.

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

Item 4T.  CONTROLS AND PROCEDURES

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of September 30, 2009 to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has started to developed plans to improve its internal control over financial reporting by reviewing its current controls and procedures and expects to take corrective actions with regard to any significant deficiencies and material weaknesses.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  The Company is currently in discussion with McGrath North to resolve the matter and to determine the Company’s liability, if any.  As of September 30, 2009, the Company has accounts payable due Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  The Company believes it is not liable for any amount exceeding the $145,329 which is recorded as a liability due Gavilon.  As such, no amounts in excess of the $145,329 have been recorded for any potential losses from Gavilon’s claim.

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

BEACON ENERGY HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chief Executive Officer and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer

32.2*	Section 906 Certificate by Principal Financial Officer

*  Filed herewith