Form 10-K
period 2009-12-31
Beacon Energy Holdings, Inc.
filed 2010-05-07
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June30, 2009, was approximately $10,921,955 based upon the selling price of the latest transaction reported for such date.

As of April 30, 2010 there were 34,383,703 shares of common stock outstanding.

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

Part I
Item 1.      Business

Overview

On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada public company (Laurence), was merged with and into Beacon Energy Holdings, Inc., a Delaware corporation (Holdings), for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.67 shares of Holdings.

Simultaneously, Holdings entered into an Agreement and Plan of Merger and Reorganization (the ‘Merger Agreement’) by and among Holdings, Beacon Energy Corp., a privately held Delaware corporation (Beacon).

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

On May 15, 2008 (prior to the merger), Beacon acquired through its subsidiary, Beacon Energy (Texas) Corp. (“Beacon Energy Texas”), certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,000 in cash.  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant specializes in the processing of animal fats and other secondary feedstocks to produce biodiesel.

Sales of biodiesel are made within the state of Texas and are delivered to the southern region of the United States.

In early March 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties brought about by the expiration on December 31, 2009 of the $1.00 per gallon credit and lower sales volume for the first two months of 2010.  The Company intends to resume operations if the $1.00 per gallon credit is reinstated by Congress and the Company is able to secure additional funding through a raise of capital or additional borrowings.  To restart its plant, the Company expects to spend at least $500,000.  There is no assurance, however, that the $1.00 per gallon credit will be reinstated or that the Company will be able to raise additional funding.  In which case, the Company will likely cease operations.

In addition, given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such impairment was present.

As used herein, all references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the Merger refer to Beacon, and for periods subsequent to the closing of the Merger refer to Holdings and its wholly owned subsidiaries.

Since its formation in 2006 and before the Merger, Beacon has completed strategic investments in three companies dedicated to the production of biodiesel and one company dedicated to the collection of low cost waste products that may serve as the raw materials for biodiesel. Due to the dismal changes in the economy during the later part of 2008, the Company concluded to impair all of their investments and loans made to the unconsolidated entities.

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

The Texas facility commenced full-scale operations in May 2007 and has produced biodiesel at a rate of approximately 100,000 to 800,000 gallons per month for an annualized rate of 1.2 to 9.6 million gallons per year, with the ability to increase its production capacity to approximately 14 million gallons per year.

Beacon Energy Texas utilizes animal fats to produce its biodiesel and employs a state-of-the-art fats processing technology. It utilizes a “two-stage” system consisting of a “front-end” pre-treatment process that allows the plant to process a wide variety of lower grade feedstocks. Traditionally, such lower grade feedstocks, due to their lower quality, have a lower purchase price and allow the plant to lower its raw material costs. On a technical basis, lower quality refers to both a higher free fatty acid content (“FFA”) and a greater level of other contaminants (ranging from sediments, water and solids to elevated sulfur contents). This entire front-end process may be by-passed when higher grade materials, typically food-grade animal fats (or plant oils), are utilized. Feedstocks currently utilized by the plant run the entire range of available animal fats, including tallow, choice white grease, edible lard, technical tallow and poultry fat as well as palm retreat.

The second stage of the system (also referred to as the “back-end”) consists of a transesterification process to convert the remaining raw feedstock to biodiesel and glycerin (a by-product of the process). The plant’s second stage also used a proprietary system to achieve both a continuous flow process and a relatively quick chemical reaction. As stated above, this back-end system may be utilized to not only process higher quality animal fats but also various plant oils (soy, canola, palm etc.) to the extent it is economically feasible to utilize such plant oils.

The plant has also recently installed an anaerobic waste-water treatment facility to handle its wastewater. It is currently anticipated that, when fully operational again, the anaerobic digester will adequately address the plant’s waste water disposal requirements.

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

In September 2008, the City of Cleburne, Texas, (“City”), notified Beacon Texas of certain waste water disposal issues related to the operations of the Beacon Texas facility. After discussions and negotiations, the Company entered into a consent decree with the City.  As part of the agreement, the Company made improvements to its waste water treatment facility at a cost of approximately $320,000.  In October 2009, we received notification from the City that we were in compliance with the terms and conditions with the consent decree.  As of December 31, 2009, the project was basically completed and operational.

In early March 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties brought about by the expiration on December 31, 2009 of the $1.00 per gallon credit and lower sales volume for the first two months of 2010.  The Company intends to resume operations if the $1.00 per gallon credit is reinstated by Congress and the Company is able to secure additional funding through a raise of capital or additional borrowings.  To restart its plant, the Company expects to spend at least $500,000.  There is no assurance, however, that the $1.00 per gallon credit will be reinstated or that the Company will be able to raise additional funding.  In which case, the Company will likely cease operations.

In addition, given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such impairment was present.

Terra Bioenergy LLC

In April 2007, we, through our wholly owned subsidiary, AgriFuel Terra Farms, LLC, completed a $3.6 million investment in Terra Bioenergy LLC (“Terra”), a development stage biodiesel production company located in St. Josephs, Missouri. In addition, on February 21, 2008, we made a $600,000 investment in Terra and agreed to guaranty a $250,000 portion of subordinated debt for Terra in exchange for a fee of $10,000 per year plus the allocation of certain tax credits. On November 17, 2008, we made additional investment of $400,000 in Terra.  As a result of these investments, we now own an approximately 20% interest in Terra.

Terra has basically completed the construction of a biodiesel production plant in December 2009 but is waiting for the approval of the $1.00 per gallon government incentive to be extended to start production. It is expected that Terra’s plant will have an initial production capacity of approximately 15 million gallons per year, with the ability to increase capacity to more than 30 million gallons per year.

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

As of December 31, 2008, we have written off our investments of $ 4,654,179 in Terra because of the financial and construction difficulties faced by Terra.

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

United began producing biodiesel in the summer of 2006 at an annualized rate of approximately 1,000,000 gallons per annum. In November 2007, as a result of the investments described above, United completed an upgrade and expansion of the plant’s production capacity.

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

Competitive Strengths

In the event the Texas plant is operational again we will continue to focus on improving and expanding the production capacity of our Texas Facility. We will also strive to remain feedstock “neutral’ to achieve maximum flexibility, and have worked, and will continue to work, to minimize technology risk.  The key aspect to this approach is “feedstock neutrality”.  This feedstock flexibility provides us with the ability to both: (i) be opportunistic in the procurement of various feedstocks to take advantage of pricing disparities and lower our raw material costs and (ii) be operationally flexible by eliminating the cost and time associated with plant shut downs to reset for differing feedstocks.

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

General Demand for Biodiesel

The biodiesel industry is still relatively new and unknown, especially when compared to the ethanol industry. In 2009, the Renewable Fuels Association reported that a record 10.7 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 700 million gallons of biodiesel in 2008, constituting only a small part of the 60 billion gallon per year United States diesel fuel market and a fraction of the amount of 2009 ethanol production. The National Biodiesel Board estimates that as of January 25, 2008, national biodiesel production capacity totaled approximately 2.24 billion gallons per year. However, some plants are currently closed and many do not currently operate at full capacity.

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

Tax Incentives.

The primary federal government incentive intended to lower the effective cost of biodiesel is the Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006. This incentive expired on December 31, 2009 and considering the current political climate, we expect it to be extended in early 2010 on a retroactive basis. This incentive generally provided for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel, including biodiesel derived from animal fats blended into petroleum diesel. In December 2007, President Bush gave approval to the Energy Independence and Security Act of 2007 which establishes a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012 and as of January 2008, the Volumetric Ethanol Excise Tax Credit was extended to January 1, 2011 as part of the recently enacted Food, Conservation, and Energy Act of 2008.

Other Incentive Programs Offered at the Federal and State Levels

The U.S. Agricultural Department (USDA) implemented its Advanced Biofuel Payment Program in 2009 to support and ensure an expanding production of Advanced Biofuels. Under the program, qualified biodiesel producers received $0.0228 per gallon for production output from mid-2008 to mid-2009.

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

Competition

The National Biodiesel Board reports that, as of May 2009, there were approximately 176 commercial biodiesel refineries in the United States with an annual production capacity of approximately 2.0 billion gallons per year.

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

Patents and Trademarks

One of our main competitive strengths derives from the expertise, know-how, production process and refinery technology utilized by the Texas facility. If we are able to resume operation, we intend to continue research and development into improvements in our process and into the use of alternative feedstocks for the production of biodiesel, such as jatropha and algae. We do not expect our research and development expenses to be borne by potential customers as the price of our biodiesel will be determined primarily by commodity prices at the time of sale. We currently do not have any patents or trademarks on our processes.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Properties

We sublease approximately 1,000 square feet of office space from a significant shareholder, Metalico, Inc., pursuant to a sublease for $1,200 per month on a month-to-month basis.

We currently own a14 million gallons per year capacity biodiesel refinery in Cleburne, Texas, which is situated on approximately 6.8 acres of land and includes a building of approximately 15,000 square feet that houses the production facility and associated offices.

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

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  As of December 31, 2009, the Company has accounts payable due Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  The Company believes it is not liable for any amount exceeding the $145,329 which is recorded as a liability due Gavilon.  As such, no amounts in excess of the $145,329 have been recorded for any potential losses from Gavilon’s claim.

On March 11, 2010, Gavilon filed a lawsuit against Beacon Energy Corp. in the Superior Court of the State of Delaware with regards to Gavilon’s claims against the Company amounting to $357,729 as indicated in Note 15 – Commitments and Contingencies.  The Company intends to hire legal counsel to represent itself in the lawsuit but as of the filing date no legal counsel has been hired yet.

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

	Price Range
	Low	High
Year ended December 31, 2009
First Quarter (March 31, 2009)	$0.09	$0.65
Second Quarter June 30, 2009)	$0.16	$0.51
Third Quarter September 30, 2009)	$0.08	$0.40
Fourth Quarter (December 31, 2009)	$0.06	$0.11

Year ended December 31, 2008
Third Quarter (September 30, 2008)	$3.52	$11.00
Fourth Quarter (December 31, 2008)	$0.30	$10.25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on the dramatic changes in the economy during the later part of 2008, and how changes are affecting the alternative energy sector, review of their business models and projected cash flow models and cash needs, the Company has concluded to impair all our investments and loans made to unconsolidated entities in 2008.

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

If we are able to resume operations at our Texas plant we intend to increase revenue and generate cash through the following: (i) expand our customer base by targeting fleet transportation entities such as transport or distribution companies, local and state government agencies, etc., (ii) minimize the seasonality of our sales by selling to the maritime industry where fuel consumption is relatively stable all year round; (iii) utilize lower cost feedstocks and investigate the use of cheaper alternative raw materials; (iv) continue to explore the possibility of tie-ups with major oil companies; and (v) improve and maintain the efficiency of our Texas facility.

In early March 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties brought about by the expiration on December 31, 2009 of the $1.00 per gallon credit and lower sales volume for the first two months of 2010.  The Company intends to resume operations if the $1.00 per gallon credit is reinstated by Congress and the Company is able to secure additional funding through a raise of capital or additional borrowings.  To restart its plant, the Company expects to spend at least $500,000.  There is no assurance, however, that the $1.00 per gallon credit will be reinstated or that the Company will be able to raise additional funding.  In which case, the Company will likely cease operations.

In addition, given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such indication of impairment was present.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s audited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Revenue

Revenue from product sales is recognized at the time the product is shipped, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable.  The Company records revenue from the IRS biodiesel excise tax credit program related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program. Additionally, the Company was approved for payment of approximately $69,000 from the USDA’s Advance Biofuel Producer Program related to the production and sale of biofuel. The Company received approximately $69,000 in December 2009 and as such had recorded the $69,000 as revenue in Fiscal 2009.

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

Inventory

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market

Impairment of Assets

The Company accounts for its long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. In addition, given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such impairment was present.   However, as a result of the indefinite shutdown of Texas facility starting in March 2010, we took an impairment charge of $141,750 on our customer list asset.

RESULTS OF OPERATIONS

The following table sets forth information regarding average Beacon selling prices for 2009 and 2008. The fluctuation in pricing is due primarily to the volatility in the price of oil and petroleum diesel.  The price of petroleum diesel, which is a product substitute for biodiesel, basically dictates the price at which we are able to sell biodiesel.

				Petroleum
				No. 2 Diesel
	Beacon Biodiesel			Weighted
	Average	Increase (Decrease) Versus		Wholesale
	Selling Price	Prior Period		Selling Price
	per Gallon (a)	$	%	per Gallon (b)

Year ended December 31, 2009
By Quarter
First Quarter	$2.27	$(0.65)	-22.26%	$1.41
Second Quarter	$2.55	$0.28	12.33%	$1.63
Third Quarter	$2.84	$0.29	11.37%	$1.86
Fourth Quarter	$2.97	$0.13	4.58%	$2.02

Year ended December 31, 2008
By Quarter
Second Quarter	$4.58	na	na	$3.66
Third Quarter	$4.38	$(0.20)	-4.37%	$3.48
Fourth Quarter	$2.92	$(1.46)	-33.33%	$2.01

The following table sets forth information regarding average Beacon purchase prices of feedstock items and methanol as well as the price of natural gas in 2009 and 2008:

	Average Purchase Price per Pound					Natural Gas
			Choice	Free Fatty		Industrial Price
	Edible	Edible	White	Acid		per Thousand
	Lard	Tallow	Grease	(Retreat)	Methanol	Cubic Feet (a)
Year ended December 31, 2009
First Quarter	$-	$0.22	$0.18	$-	$0.68	$6.48
Second Quarter	$0.28	$0.28	$0.17	$0.17	$0.66	$4.61
Third Quarter	$0.33	$0.37	$-	$0.19	$0.86	$4.25
Fourth Quarter	$0.32	$0.31	$-	$0.20	$0.99	$5.38

Year ended December 31, 2008
Second Quarter	$0.45	$0.44	$0.45	$-	$1.53	$11.18
Third Quarter	$0.45	$0.47	$0.43	$-	$1.58	$10.76
Fourth Quarter	$-	$0.31	$0.15	$-	$1.51	$7.79

(a)  Based on weighted monthly average price from the Energy Information Administration.

The following table sets forth information regarding Beacon’s sales by gallons for 2009 and 2008:

		Increase (Decrease) Versus
	Sales	Prior Period
	in Gallons	$	%

Year ended December 31, 2009
Sales By Quarter
First Quarter	446,680	(850,268)	-65.56%
Second Quarter	698,427	251,747	56.36%
Third Quarter	646,329	(52,098)	-7.46%
Fourth Quarter	569,202	(77,127)	-11.93%
Total	2,360,638

Year ended December 31, 2008
Sales By Quarter
Second Quarter	1,114,544	na	na
Third Quarter	2,497,219	1,382,675	124.06%
Fourth Quarter	1,296,948	(1,200,271)	-48.06%
Total	4,908,711

The year 2009 as compared to 2008 was marked by a steep decline in petroleum prices, the benchmark on which Beacon relies to price and market its biodiesel.  Underlying raw material prices also declined but not to the same degree as petroleum prices.  While the Company was able to raise $1.65 million in loans in April 2009, unfavorable gross margins, required fixed assets additions and subsequent working capital problems in the latter part of 2009 resulted in significant losses.

Year Ended December 31, 2009 Compared to year Ended December 31, 2008

Revenues.  During the year ended December 31, 2009, we recognized revenues of $6,439,735, as compared to $19,879,791 during the year ended December 31, 2008 representing a decrease of $13,440,056 or 68%.  The decrease in revenues was attributable to 2,548,073 fewer gallons of biodiesel sold, or 52% amounting to $10,292,756 and a decrease in average selling prices totaling $3,220.869 offset by a decrease in glycerine sales of $24,650 and a one-time grant of $69,453 in 2009 from the USDA  Advance Biodiesel Program.  The average selling price for biodiesel was approximately $2.68 per gallon for the year ended December 31, 2009 compared to $4.04 per gallon for the year ended December 31, 2008.

Cost of Revenues. During the year ended December 31, 2009, we recorded cost of revenues of $7,880,942, as compared to $21,339,106 for the year ended December 31, 2008, a decrease of $13,458,164 or 63%.  This decrease is primarily due to a reduction of $12,793,283 in costs of goods sold due to a decrease in production volume, drop of $145,175 in labor cost, decrease of $122,068 in small tools and supplies expense, lower utilities expense of $229,069, decrease of $100,485 in freight costs, decline of $194,779 in waste water treatment and disposal expenses and offset by an increase of $115,509 in commercial liability insurance expense.

General and Administrative Expenses. During the year ended December 31, 2009, we recorded general and administrative expenses of $712,085, as compared to $1,734,987 for the year ended December 31, 2008, representing a decrease of $1,022,902 or 59%.  This decrease in general and administrative expenses was primarily the result of the decline in wages expenses of $98,736, drop of $140,030 in commissions and consulting fees, reduction in legal, accounting and professional fees of $451,475 and a decrease of $71,956  in write-offs with regards to an option to purchase land.  The decline in legal, accounting and professional fees was the result of higher expenses incurred in the prior period related to the Smithfield acquisition in May 2008 and going public in June 2008.

Depreciation and amortization. During the year ended December 31, 2009, we recorded depreciation and amortization expenses of $788,789, as compared to $484,433 for the year ended December 31, 2008, representing an increase of $296,856 or 61%.  The increase in depreciation expense of $228,606 between the two comparable periods was primarily due to the longer depreciation period of twelve months in 2009 versus seven and a half months in 2008.  A reallocation of part of the purchase price of the Texas facility from fixed assets to customer list was made in June 2009 resulted in an increase of $68,250 in amortization expense.

Other Income (Expense). During the year ended December 31, 2009, we recorded interest income of $1,071 and other income of $20,000, which was offset by interest expense of $476,152, a loss of $191,518 on disposal of an asset and impairment of customer list of $141,750, as compared to interest income of $207,584 and loss of $6,482,231 in subsidiaries’ investments for the year ended December 31, 2008.  Interest expense for the year ended December 31, 2009 was mainly due to the interest of $171,087 on the $1,650,000 debt financing, $305,065 on the warrants debt discount and $7,500 on the deferred financing costs.  Interest income for the year ended December 31, 2008 was principally derived from money market investments.

Net Loss. As a result of the factors discussed above, we recorded a net loss of $3,730,430 during the year ended December 31, 2009, as compared to a net loss of $9,953,382 during the year ended December 31, 2008, representing an increase of $6,222,952 or 63%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our cash on hand was approximately $292,000.  We incurred a net loss of approximately $3,730,000 for the year ended December 31, 2009 and our accumulated deficit was approximately $14,670,000.  We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 11 of accompanying consolidated financial statements, in April 2009, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that without the reopening of the Texas facility, the reinstatement of the $1 per gallon credit, lack of improvement in gross margins and no additional infusion of cash, we will not have sufficient resources to meet the Company’s capital requirements through the upcoming twelve months.  We received the $69,453, award from the USDA’s Advanced Biodiesel Producer Program in December 2009.  In early March, 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties.  The Company anticipates that to reopen the facility will cost approximately $500,000.

The Company is exploring alternative sources of capital but has no current commitment for additional financing and may experience difficulty in obtaining such additional financing on favorable terms, if at all.  Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company may not resume its operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents.  As of December 31, 2009, we had cash and cash equivalents of $291,897, as compared to cash and cash equivalents of $211,209 as of December 31, 2008, representing an increase of $80,688 or 38%.

Net Cash Provided by Used in Operating Activities. Net cash used in operating activities totaled $775,398 for the year ended December 31, 2009, as compared to net cash used in operating activities of $1,655,367 for the year ended  December 31, 2008.

For the year ended December 31, 2009, the Company’s net loss of $3,730,430, loss of $191,518 on disposal of assets, change of $1,535,410 in working capital components was offset by non-cash items of depreciation and amortization of $923,039 and amortization of debt discount of $305,065. The $1,535,410 change in working capital components include a decrease in accounts receivable of $636,187, a decrease in inventories of $677,266 and an increase in accounts payable, accrued expenses and other liabilities of $142,936. These items were offset by a $5,630 increase in prepaid expenses and other current assets and a $84,651 increase in due to related party. For the year ended December 31, 2008, the Company’s net loss of $9,953,382, change of $1,424,262 in working capital components was primarily offset by non-cash items of depreciation and amortization of $484,434, impairment of notes receivable of $1,671,990 and impairment of equity investment of $4,654,179. The $1,424,262 change in working capital components include an increase in accounts receivable of $1,035,951, a decrease in inventories of $971,645, a decrease in interest receivable of $49,620 and an increase in prepaid expenses and other assets of $19,978. These items were offset by a $830,926 increase in accounts payable, accrued expenses and other liabilities and a $628,000 increase in due to related party.

Net Cash Used in Investing Activities. Net cash used in investing activities totaled $557,742 during the year ended December 31, 2009, as compared to net cash used in investing activities of $9,556,596 during the year ended December 31, 2008. Cash used in investing activities during the year ended December 31, 2009 was for the purchase of certain equipment at the Texas Facility for $557,742. Cash provided during the year ended December 31, 2008 was the result of the sale of $3,350,000 of marketable securities offset by an investment of $1,000,000 in Terra, issuance of a $225,000 note receivable, net of $20,000 payment received, due from United, purchase of equipment for $155,439 and cash paid of $11,546,157 towards the acquisition of the Smithfield Texas plant.

Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $1,413,828 during the year ended December 31, 2009, as compared to net cash provided by financing activities of $5,541,176 during the year ended December 31, 2008.  Cash provided during the year ended December 31, 2009 was from debt financing of $1,650,000 and warrants exercised of $32,836 and offset by repayment of advance to related party of $269,008.   The cash provided during the year ended December 31, 2008 were derived from the issuance of convertible notes of $1,700,064 and common stock of $3,841,112.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning on F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As of July 9, 2009, Beacon Energy Holdings, Inc. (the "Company") (a) dismissed Friedman LLP ("Friedman") as its independent registered public accounting firm, and (b) appointed Marcum LLP ("Marcum") to serve as the Company's independent registered public accounting firm. The decision to dismiss Friedman was recommended and approved by the Company's Board of Directors acting as the Audit Committee.

Friedman's audit reports on the Company's consolidated financial statements for the fiscal years ended December 31, 2007 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim period from January 1, 2009 through July 9, 2009, there were no disagreements between the Company and Friedman on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreement in its report on the Company's consolidated financial statements.

During the Company's two most recent fiscal years and subsequent period from January 1, 2009 through March 31, 2009, there were no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and the subsequent interim period from January 1, 2009 through July 9, 2009, neither the Company nor anyone acting on behalf of the Company consulted Marcum regarding any matters or events set forth in Item 3.04(a)(2) of Regulation S-K.

Item 9A(T).	Control and Procedures

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria.

In performing their audit for 2009, our auditors detected certain deficiencies which together in the aggregate we consider to constitute a material weakness. The following are the deficiencies noted:

Lack of Segregation of Duties for the preparation, approval and review of transactions

The Company needs to enhance its financial reporting process with respect to separation of duties, adequate safeguards, proper authorization of transactions, timely reconciliations and checks & balances be performed periodically by appropriate personnel.

Inadequate documentation of components of internal control

If a control process is not documented it is not possible to determine if the controls are designed and applied consistently. Administrative and operational controls for each major functional area do not have documented policies and procedure manuals. These manuals should be prepared and updated periodically and provided to the necessary personnel of the Company. Governance is a key component of internal control design. Strategic plans, budgets, audit committees and whistleblower procedures are all part of a comprehensive governance policy. The Company does not have a Code of Conduct policy or anti-fraud program in place including a whistleblower policy. The Company should document and implement Code of Conduct and Whistleblower policy to establish an anti-fraud program. The anti-fraud program should have a Code of Conduct, confirmation document of employee’s receipt of the Code of Conduct, reports on hotline complaints and procedures for resolving complaints and logs of reported incidents.

Management override of controls

The ability to override controls should be limited, restricted and documented. Evidence of written authorization and explanation should be maintained.

Inadequate Accounting Professionals

The Company does not have a full-time Chief Financial Officer with the necessary knowledge required for a public company. Although the Company is considered small in nature, as the Company expands, we will either need to consider hiring a qualified CFO or utilize the resources of a qualified outsourced consultant.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
The following table sets forth information about the Company’s executive officer and directors as of
December 31, 2009:

Name	Age	Position
Carlos E. Agüero	57	President, Chairman & Director
Joseph DePalma	53	Director
John Colin	53	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Mr. Dylan K. Remley was the President and a Director until his resignation from the Company effective February 26, 2009.

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

Joseph DePalma (Director).  Joseph DePalma has served as director since June 30, 2009.  Mr. DePalma is the Managing Member of Lite DePalma, LLC of Newark, New Jersey, a regional law firm that specializes in complex litigation. He has more than twenty-five years of experience involving diverse industries in the areas of securities, ERISA and anti-trust. He fills a vacancy on the Board.  Mr. DePalma also holds a Masters Degree in Business Administration from Seton Hall University. He served as a member of the New Jersey Supreme Court's District Ethics Committee.

John Colin (Director).  John Colin has served as director since June 30, 2009.  Mr. Colin is currently President and Chief Executive Officer of LifeStar Response, Inc., a healthcare transportation and logistics company. Prior to joining LifeStar in 1997, Mr. Colin served as President and CEO of Environmental Services of America, Inc., a publicly traded environmental services company. He becomes the third member of Beacon's Board.  He is also a member of the Boards of Directors of Perma-Fix Environmental Services, Inc. a publicly traded company and Environmental Quality Management, Inc., a private equity-backed company. A cum laude graduate of the University of Maryland, Mr. Colin has a Bachelor of Science degree in Accounting.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officer against liability for acts or omissions in their capacities as director or officer, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officer and director.

Code of Ethics

We have not adopted but intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and principal financial officer, but have not done so to date due to our relatively small size.

Board Committees

We expect our board of directors, in the future, to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.   As of December 31, 2009, the Audit Committee is composed of Mr. Agüero.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer (the “Named Executive Officer”). Except for the Named Executive Officer, none of our executive officers received annual compensation in excess of $50,000 during the last three fiscal years.

				Stock	Option
Name and				Awards	Awards	All Other
Principal Position	Year	Salary	Bonus	(1)	(1)	Compensation	Total
Carlos E. Agüero	2009	$-	$-	na	na	$-	$-
Chairman	2008	$-	$-	na	na	$-	$-
	2007	$-	$-	na	na	$-	$-

Dylan K. Remley	2009	$51,809	$-	na	na	$1,662	$53,471
President and CEO	2008	$221,404	$85,000	na	na	$7,200	$313,604
	2007	$225,000	$-	na	na	$7,200	$232,200

(1) Based upon the aggregate grant date fair value calculated in accordance with ASC 718, Compensation – Stock Compensation.. For information regarding our valuation of option awards, see “Critical Accounting Policies — Stock-Based Compensation.”

2008 Equity Incentive Plan

On June 30, 2008, our Board of Directors and stockholders adopted the 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success.  Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  As of the filing date, the 2008 Plan has not been implemented.

Directors Compensation

The employee director does not receive compensation for his services as director.  The non-employee members of our Board of Directors are paid for attending board meetings.  For the year ended December 31, 2009, Messrs. DePalma and Colin were paid $250 each for services as members of our Board.

Subject to the approval by the shareholders, the new members of the Board of Directors (“Board”), who were appointed on June 30, 2009, will each receive an option to purchase 40,000 shares of the Company at $0.25 per share.  Vesting will be in equal quarterly installments over a period of two years (but ceasing to vest at such time as they are no longer members of the Board) and expiring on the seventh anniversary of the date of issuance.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of December 31, 2009 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger and the consummation of the Split-Off in 2008 and the exercise by certain noteholders of warrants issued to them in 2009, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: 186 North Avenue East, Cranford, New Jersey 07016.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)

5% Owners:

Metalico, Inc. (3)	11,373,670	33.08%

Argentum Capital Partners, L.P. (4) Argentum Capital Partners II, L.P. Walter Barandiaran c/o The Argentum Group 60 Madison Avenue, 7th Floor New York, New York 10010	3,467,797	10.09%

Heller Capital Partners, LLC, Heller Capital Investments, LLC Ron Heller Family Foundation, Ronald I. Heller IRA 700 E. Palisade Avenue Englewood Cliffs, NJ 07632 (5)	2,848,094	8.28%

Charles Hallinan (6)	1,795,843	5.22%

Executive Officers and Directors:

Carlos E. Agüero (3)	3,393,585	9.87%

Dylan K. Remley (7)	299,307	0.87%

All executive officers and directors as a group (2 persons)	3,692,592	10.74%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)
Based on 34,383,703 shares of our common stock outstanding immediately following the Merger and the cancellation of 15,566,667 shares of our common stock in the Split-Off in 2008 and issuance of 3,283,703 shares of common stock for warrants exercised by noteholders in 2009.

(3)
Carlos Agüero is the Chairman, Chief Executive Officer, President and a signifcant shareholder of Metalico, Inc. Mr. Agüero’s shares have not been aggregated with Metalico, Inc.’s shares as Mr. Agüero does not have dispositive control over Metalico, Inc.'s shares.

(4)
The Argentum Group is a common ultimate controlling party of the two named funds, which hold the Company’s stock directly as follows: Argentum Capital Partners II, L.P. (2,316,681) and Argentum Capital Partners, L.P. (772,227 shares).  Includes 3,788,889 shares of common stock held by Walter Barandiaran who is control person of the two named funds.

(5)
Ron Heller is a common ultimate controlling party of the four named entities, which hold the Company’s stock directly as follows: Heller Capital Partners, LLC (778,198 shares), Heller Capital Investments, LLC (779,470 shares), Ron Heller Family Foundation (259,799 shares) and Ronald I. Heller IRA (1,030,627 shares).

(6)	Includes (i) 1,676,120 shares of common stock held by Charles Hallinan and (ii) 119,723 shares of common stock held by Rhea Hallinan, Mr. Hallinan’s wife.

(7)	Dylan Remley resigned as President effective February 26, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We are a party to that certain Shared Services Agreement with Metalico, Inc. pursuant to which Metalico, Inc. provides us with a variety of services including (i) offices, (ii) administrative personnel, (iii) financial, accounting and treasury functions, (iv) information technology platform, (v) human resources and (vi) operational support. We owe Metalico, Inc. a monthly fee for such services, as determined in good faith by us and Metalico, Inc. During the years ended December 31, 2009 and 2008, we incurred a liability for $75,825 and $123,300, respectively, to Metalico under this agreement.

Board Independence

Messrs. DePalma and Colin qualify as “independent” directors, as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14.    Principal Accountant Fees and Services

The Company did not engage its independent public accountants, Marcum LLP, (“Marcum”), to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services since Marcum’s appointment on July 9, 2009 to December 31, 2009.  The Company did not engage its independent public accountants, Friedman LLP, Marcum’s predecessor, to provide advice regarding financial information systems design or implementation, consulting services or other non-audit services since during each of the years ended December 31, 2008 and 2007 and the period ended July 9, 2009.  Audit related fees billed by Marcum were $93,000 for the year ended December 31, 2009 and billed by Friedman LLP were $4,225 and $97,100 for the years ended December 31, 2009 and 2008, respectively.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

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

16.1	Letter from Li & Company, PC dated June 30, 2008; previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

21.1	List of Subsidiaries previously filed as an Exhibit to our Form 8-K which was filed on July 2, 2008 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial Officer

32.1	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Beacon Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Beacon Energy Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Energy Holdings, Inc. and Subsidiaries, as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s negative working capital, insufficient revenue and recurring losses from operations since inception and shutdown of its operating facility raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum LLP
New York, New York
May 7, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Beacon Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Beacon Energy Holdings, Inc and subsidiaries (the “Company”) as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008.  The Company’s management is responsible for these financial statements and for maintaining effective internal controls over financial reporting. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beacon Energy Holdings, Inc. as of December 31, 2008, and the results of their operations and their cash flows for year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Friedman LLP
East Hanover, New Jersey
May 18, 2009

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$291,897	$211,209
Accounts receivable	399,764	1,035,951
Inventory	244,875	922,141
Prepaid expense and other current assets	102,378	119,248
Total current assets	1,038,914	2,288,549

Property and equipment, net	8,768,369	9,325,184
Deferred financing costs	22,500	-

Total assets	$9,829,783	$11,613,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$667,513	$474,993
Accrued expenses and other liabilities	170,222	390,893
Due to related party	630,173	814,530
Total current liabilities	1,467,908	1,680,416

Long-Term Liabilities
Interest payable	171,087	-
Long-term debt, net of discount of $419,554	1,230,446	-
Total long-term liabilities	1,401,533	-

Total liabilities	2,869,441	1,680,416

Commitments and Contingencies (Note 15)

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; issued and outstanding 34,383,703 and 31,100,000 shares, respectively	34,384	31,100
Additional paid-in capital	21,595,710	20,841,539
Accumulated deficit	(14,669,752)	(10,939,322)
Total stockholders' equity	6,960,342	9,933,317

Total liabilities and stockholders' equity	$9,829,783	$11,613,733

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Twelve Months Ended
	December 31,
	2009	2008

Revenues	$6,439,735	$19,879,791

Cost of revenues	7,880,942	21,339,106

Gross loss	(1,441,207)	(1,459,315)

Operating expenses:
General and administrative	712,085	1,734,987
Impairment of customer list	141,750	-
Depreciation and amortization	788,789	484,433
Total operating expenses	1,642,624	2,219,420

Operating loss	(3,083,831)	(3,678,735)

Other income (expense)
Interest expense	(476,152)	-
Interest income	1,071	207,584
Other income	20,000	-
Loss on disposal of assets	(191,518)	-
Impairment on equity investment and notes	-	(6,482,231)
Total operating expenses	(646,599)	(6,274,647)

Loss before provision for income taxes	(3,730,430)	(9,953,382)

Net loss	$(3,730,430)	$(9,953,382)

Net loss per share - basic and diluted	$(0.11)	$(0.33)
Weighted average shares outstanding - basic and diluted (1)	34,137,339	30,556,011

(1)
Weighted average shares outstanding for the year ended December 31, 2009 include the underlying shares exercisable with respect to the issuance of 884,074 warrants exercisable at $0.01 per share. In accordance with ASC 260, Earnings Per Share, the Company has given effect to the issuance of these warrants in computing basic net loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	24,205,941	$24,205	$15,244,108	$(985,940)	$14,282,373

Issuance of common stock for cash	4,027,250	4,028	3,837,084	-	3,841,112

Issuance of common stock for convertible notes	1,766,809	1,767	1,698,297	-	1,700,064

Issuance of common stock in connection with the reverse merger	1,100,000	1,100	(1,100)	-	-

Compensation expense on option grants	-	-	63,150	-	63,150

Net loss	-	-	-	(9,953,382)	(9,953,382)

Balance, December 31, 2008	31,100,000	$31,100	$20,841,539	$(10,939,322)	$9,933,317

Issuance of common stock in connection with the warrants exercised	3,283,703	3,284	29,552	-	32,836

Fair value of warrants issued in connection with debt	-	-	724,619	-	724,619

Net loss	-	-	-	(3,730,430)	(3,730,430)

Balance, December 31, 2009	34,383,703	$34,384	$21,595,710	$(14,669,752)	$6,960,342

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Energy Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(3,730,430)	$(9,953,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788,789	484,434
Stock based compensation	-	63,150
Impairment of notes	-	1,671,990
Impairment of equity investment	-	4,654,179
Impairment of customer list	141,750	-
Amortization of debt discount	305,065	-
Loss on disposal of property and equipment	191,518	-
Change in assets and liabilities:
Accounts receivable	636,187	(1,035,951)
Inventory	677,266	971,645
Interest receivable	-	49,620
Prepaid expenses and other current assets	16,870	(19,978)
Accounts payable, accrued expenses and income taxes payable	142,936	830,926
Due to related party	84,651	628,000
Net cash used in operating activities	(745,398)	(1,655,367)
Cash Flows from Investing Activities
Sale of marketable securities	-	3,350,000
Purchase of equipment	(557,742)	(155,439)
Issuance of notes receivable	-	(225,000)
Repayment of notes receivable	-	20,000
Cash paid for business acquisition	-	(11,546,157)
Purchase of equity investment	-	(1,000,000)
Net cash used in investing activities	(557,742)	(9,556,596)
Cash Flows from Financing Activities
Repayment of advance to related party, net of proceeds	(269,008)	-
Payment of financing cost	(30,000)	-
Proceeds from issuance of notes payable	1,650,000	-
Proceeds from exercise of warrants	32,836	-
Proceeds from issuance of convertible notes	-	1,700,064
Proceeds from issuance of common stock	-	3,841,112
Net cash provided by financing activities	1,383,828	5,541,176

Net increase (decrease) in cash and cash equivalents	80,688	(5,670,787)
Cash and cash equivalents, beginning of year	211,209	5,881,996
Cash and cash equivalents, end of year	$291,897	$211,209

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$24,537	$11,475

Non-cash investing and financing activities:
Conversion of long-term debt into shares of common stock	$-	$1,698,297

The accompanying notes are an integral part of these consolidated financial statements.

BEACON ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 - BUSINESS

Overview

On July 2, 2008, Laurence Associates Consulting, Inc., a Nevada public company (Laurence), was merged with and into Beacon Energy Holdings, Inc., a Delaware corporation (Holdings), for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name. Under the terms of the Certificate of Ownership and Merger, each share of Laurence was exchanged for 1.67 shares of Holdings.

Simultaneously, Holdings entered into an Agreement and Plan of Merger and Reorganization (the ‘Merger Agreement’) by and among Holdings, Beacon Energy Corp., a privately held Delaware corporation (Beacon).

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

On May 15, 2008 (prior to the merger), Beacon acquired through its subsidiary, Beacon Energy (Texas) Corp. (“Beacon Energy Texas”), certain operating assets of Smithfield BioEnergy LLC (“Smithfield”), an affiliate of Smithfield Foods, Inc., a publicly traded Virginia corporation (NYSE: SFD), for approximately $11,546,000 in cash.  Beacon acquired Smithfield’s biodiesel plant in Cleburne, Texas.  The plant specializes in the processing of animal fats and other secondary feedstocks to produce biodiesel.

Sales of biodiesel are made within the state of Texas and are delivered to the southern region of the United States.

In early March 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties brought about by the expiration on December 31, 2009 of the $1.00 per gallon credit and lower sales volume for the first two months of 2010.  The Company intends to resume operations if the $1.00 per gallon credit is reinstated by Congress and the Company is able to secure additional funding through a raise of capital or additional borrowings.  To restart its plant, the Company expects to spend at least $500,000.  There is no assurance, however, that the $1.00 per gallon credit will be reinstated or that the Company will be able to raise additional funding.  In which case, the Company will likely cease operations.

In addition, given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such impairment was present.

Note 2 – LIQUIDITY AND GOING CONCERN

As of December 31, 2009, our cash on hand was approximately $292,000 (approximately $90,000 as of May 6, 2010).  We incurred a net loss of approximately $3,730,000 for the year ended December 31, 2009 and our accumulated deficit was approximately $14,670,000.  We have historically met our liquidity requirements principally through the sale of equity and debt securities to both related parties, individual investors and institutional investors.  As indicated in Note 11 of accompanying consolidated financial statements, in April 2009, the Company entered into a Note Purchase Agreement with certain investors for an aggregate principal amount of $1,650,000.  Management believes that without the reopening of the Texas facility, the reinstatement of the $1 per gallon credit, lack of improvement in gross margins and no additional infusion of cash, we will not have sufficient resources to meet the Company’s capital requirements through the upcoming twelve months.  We received a $69,453, award from the USDA’s Advanced Biodiesel Producer Program in December 2009.  In early March, 2010, the Company indefinitely shut down its Texas operations due to cash flow difficulties.  The Company anticipates that to reopen the facility will cost approximately $500,000.

The Company is exploring alternative sources of capital but has no current commitment for additional financing and may experience difficulty in obtaining such additional financing on favorable terms, if at all.  Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company may not resume its operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain balances reported in the 2008 income statement have been reclassified to conform to this current year’s presentations.  This has no effect on the net loss for the prior period previously reported and the financial conditions and cash flows of the Company.

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

As of December 31, 2009, accounts receivable due from the Internal Revenue Service (“IRS”) related to the federal incentive programs on the production of biodiesel was approximately $216,162.  As of April 14, 2010, the Company has collected all outstanding receivables from the IRS.

Property and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated service lives of the respective classes’ assets ranging between (i) 3 years for office furniture and vehicles, (ii) 15 to 31 years for building and building improvements and (iii) 7 to 18 years for machinery and equipment.

Accounting for Investments

The Company makes investments through its wholly-owned subsidiaries.  These subsidiaries then invest or make loans to non-related entities, except for Beacon Texas.  The loans made by Beacon United and Beacon Buffalo Biodiesel, Inc. are recorded at their net realizable value.  The investment by Beacon Terra in limited liability company interests in Terra Bioenergy LLC (“Terra”) has been accounted for under the equity method of accounting.  The investments in the operations of Beacon Texas have been consolidated into the operating results of the Company since acquisition.

Impairment of Assets

The Company accounts for its long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.  Given the shutdown of the Company’s Texas operations, the Company consulted with an outside third party appraiser to help in determining the fair market value or liquidation value of the facility given the shutdown.  The purpose of this evaluation was to help to determine whether the fair market or liquidation value of the facility has an indication of impairment.  No such indication of impairment was present.  However, as a result of the indefinite shutdown of Texas facility starting in March 2010, we took an impairment charge of $141,750 on our customer list asset.

Income Taxes

Income taxes are accounted for under the provisions of ASC 740, “Accounting for Income Taxes” (“ASC 740”). Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

When the Company has claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under ASC 740, “Accounting for Uncertainty in Income Taxes, an Interpretation of ASC 740” (“ASC 740”). The Company adopted ASC 740 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under ASC 450, “Accounting for Contingencies”. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of ASC 740 did not have a material effect on the Company’s Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of ASC 820 that relate to our financial assets and financial liabilities. The effect of adopting this standard was not significant. ASC 820 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities.  On January 1, 2009, the Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued an accounting standard related to accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. The standard also expands disclosure requirements for business combinations. The standard became effective on January 1, 2009.

In December 2007, the FASB issued an accounting standard related to accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued an accounting standard which provides guidance for determining the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this standard on January 1, 2009 did not impact the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued an accounting standard that requires the liability and equity components of convertible debt instruments to be accounted for separately if the debt can be settled in cash upon conversion. The Company’s debt may not be settled in cash upon conversion.  This standard became effective January 1, 2009.  Accordingly, there was no impact on the Company’s consolidated financial position or results of operations upon adoption.

In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased.  This standard also identifies circumstances that indicate when a transaction is not orderly.  The adoption of this standard in the second quarter of 2009 had no material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective in the second quarter of 2009 and did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). Effective in the third quarter of 2009, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  This standard became effective for the Company on October 1, 2009 and did not have a significant impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued an accounting standard that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (i) vendor-specific objective evidence; (ii) third-party evidence; or (iii) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued an amendment to a standard which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. The standard was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

Note 4 - ACQUISITION

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

This acquisition was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with ASC 805, Business Combination. The following table summarizes the fair value of assets acquired and liabilities assumed by the Company:

Inventory and other current assets	$1,920,000
Customer list	210,000
Property and equipment	9,416,000
Total purchase price, net of cash acquired	$11,546,000

The results of operations from the Texas Plant are included in the accompanying consolidated financial statements from the Closing Date. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the year ended December 31, 2008 as though the acquisition was completed at the beginning of 2008. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

Unaudited
Pro forma Year ended
December 31, 2008
Revenues, net	$29,728,651
Net loss	$(12,788,663)
Net loss per common share, basic and diluted	$(0.42)

Note 5 – INVENTORY

Inventory as of December 31, 2009 and 2008 are indicated below.

	December 31, 2009	December 31, 2008
Raw materials	$111,472	$541,442
Finished goods	133,403	380,699
	$244,875	$922,141

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Land	$214,018	$200,000
Buildings and improvements	2,424,000	2,424,000
Machinery and equipment	6,851,238	7,111,839
Furniture and fixtures	80,137	80,137
Construction in progress	369,325	-
	9,938,718	9,815,976
Less - Accumulated depreciation	1,170,349	490,792
	$8,768,369	$9,325,184

As discussed in Impairment of Assets in Note 3 – Summary of Significant Accounting Policies, the Company performed an impairment analysis and concluded that no impairment of property and equipment existed.

Note 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, Metalico, Inc. (“Metalico”), the largest stockholder of the Company, held a 33.1% interest in the Company compared to a 36.6% interest in the Company as of December 31, 2008.  Metalico did not participate in the Company’s stock offering in May and June 2008 and as a result Metalico’s percentage ownership declined.

Metalico provides office space, management and administrative support to the Company on a month to month basis. General and administrative expenses associated with the related party are as follows:

	December 31, 2009	December 31, 2008
Management fees	$41,250	$66,000
Rent	18,000	28,800
Administrative fees	16,575	28,500
	$75,825	$123,300

The Company’s liabilities include $399,673 for general and administrative expenses and $230,500 for advances made for feedstock purchases due to Metalico at December 31, 2009 and $315,022 for general and administrative expenses and $499,508 for advances made for feedstock purchases due to Metalico at December 31, 2008.

The Chairman of Beacon Energy Holdings, Inc. (a stockholder) is also the Chairman and Chief Executive Officer of Metalico, Inc.

Note 8 – MAJOR CUSTOMER

For the year ended December 31, 2009, revenues from the Company’s largest customer were approximately $2,749,000 or 43.3%.  As of December 31, 2009, accounts receivable due from the Company’s largest customer was approximately $90,600 or 23% of the outstanding accounts receivable.

For the year ended December 31, 2009, subsidies from the IRS federal incentive programs on the production of biodiesel was approximately $2,321,000 or 36% of total revenues and approximately $216,000 or 54% was included in accounts receivable.

For the year ended December 31, 2008, revenues from the Company’s two largest customers were approximately $10,184,000 or 40% and 11%, respectively, totaling 51%.  As of December 31, 2008, accounts receivable due from the Company’s largest customer was approximately $151,000 or 15% of the outstanding accounts receivable.

For the year ended December 31, 2008, subsidies from the IRS federal incentive programs on the production of biodiesel was approximately $4,370,000 or 22% of total revenues and approximately $628,000 and 61% was included in accounts receivable.

Sales of biodiesel continue to be made within the state of Texas and delivered to the southern region of the United States.

Note 9 – MAJOR SUPPLIER

For the year ended December 31, 2009, total feedstock purchases from the Company’s three largest suppliers were approximately $3,449,000 or 63%.  As of December 31, 2009, payables due to one of the Company’s largest supplier were approximately $145,000 or 23% of accounts payable.

For the year ended December 31, 2008, total feedstock purchases from the Company’s two largest suppliers were approximately $13,743,000 or 78%.  As of December 31, 2008, payables due to one of the Company’s largest supplier were approximately $164,000 or 35% of accounts payable.

Note 10 - INCOME TAXES

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2009 and 2008 are approximately as follows:

	2009	2008

Net operating loss carryforwards	$3,115,000	$1,812,000
Capital loss carryforward	1,859,000	1,859,000
Allowance for notes receivable	693,000	693,000
Stock-based compensation	25,000	25,000
Other, net	105,000	17,000
Subtotal	5,797,000	4,406,000
Valuation allowance	(5,523,000)	(4,368,000)
Total deferred tax asset	274,000	38,000
Property, plant, and equipment	274,000	38,000
Total long-term deferred tax liabilities	274,000	38,000
Net long-term deferred tax liabilities	$-	$-

The (benefit)/provision for income taxes on continuing operations varies from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following approximate differences:

	Year ended December 31,
	2009	2008

Net loss	$(3,730,000)	$(9,953,000)
Total (benefit) provision for income taxes	-	-
Loss before provision for income taxes	(3,730,000)	(9,953,000)

Federal income tax benefit at statutory rate	(1,268,000)	(3,384,000)
State income taxes, net of federal income tax provision	(222,000)	(591,000)
Change in valuation allowance	1,155,000	3,974,000
Other	335,000	1,000

Total (benefit) provision for income taxes	$-	$-

As of December 31, 2009 and December 31, 2008, the Company has approximately $7.8 million and $4.5 million of net operating losses, respectively.  These net operating losses will begin to expire in 2026.

The Company’s ability to use these NOLs can be negatively impacted if there is a future “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, this would occur if shareholders that each own 5 percent or more of the Company in the aggregate were to own 50 percentage points more than the lowest amount they owned in the previous three year period. In the event an “ownership change” were to occur, the Company’s ability to utilize these net operating losses could be significantly limited and could cause the Company to pay federal income taxes much sooner than currently anticipated.

The net change in the valuation allowance for the years ended December 31, 2009 and December 31, 2008 was $1.2 million and $4.0 million, respectively. The establishment of the valuation allowance is primarily due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of the valuation allowance needed, the Company considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. As of December 31, 2009, the Company has fully reserved against its net deferred tax assets since it is not considered more likely than not that these benefits will be realized.

The Company files consolidated federal income tax returns and also files returns in various state and local jurisdictions.  While the Company is not currently under audit, the Company’s tax returns are subject to audit in federal and state jurisdictions beginning with the 2006 tax year.

Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.  The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 11–TERM DEBT

In April 2009, the Company entered into a Note Purchase Agreement, (the “Notes”) with certain investors, including $150,000 from the Chairman of the Company, for an aggregate principal amount of $1,650,000.  The Notes accrue interest at 14% per annum.  Both principal and interest are due at the maturity date of April 10, 2012.  In conjunction with the issuance of the Notes, the note holders were issued warrants to exercise 4,167,777 shares of the Company’s common stock at an exercise price of $0.01 per share with an expiration date of April 10, 2019. The fair value of the warrants aggregating $1,292,010 was computed using the Black-Sholes option-pricing model.  Variables used in the Black-Sholes option-pricing model include (i) risk-free interest rate at the date of the grant which was 2.02%, (ii) expected option life based on the weighted average of 5 years, (iii) expected volatility computed at 122% and (iv) zero expected dividends.  Additionally, a Deed of Trust and Security Agreement was executed whereby the Texas plant and other assets were put up as collateral for the Notes.  As of December 31, 2009, the term debt, net of discount of $419,554 was $1,230,446.

For the year ended December 31, 2009, the Company has amortized the debt discount relating to warrants for $305,065 and has accrued interest expense on the Notes of $171,087.

As of December 31, 2009, a total of 3,283,703 common shares were issued to the note holders who exercised their warrants bringing the total of outstanding common shares to 34,383,703.

Note 12 – STOCK WARRANTS

Warrants outstanding and exercisable totaled 884,074 with an exercise price of $0.01 as of December 31, 2009.  A total of 3,283,703 warrants were exercised during the year ended December 31, 2009 at $0.01 per warrant.

Note 13 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2009, the Company had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock. No preferred shares were issued and 34,383,703 common stock shares were issued and outstanding.

Note 14 – LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.  There were no potentially dilutive common share equivalents for the years ended December 31, 2009 and 2008.  In accordance with ASC 260, “Earnings Per Share”, the Company has given effect to the issuance of the remaining outstanding 884,074 warrants issued in conjunction with the Company’s April 2009 financing and exercisable at $0.01 per share (see Note 12) in computing basic net loss per share.

Note 15 – COMMITMENTS AND CONTINGENCIES

On February 21, 2008, Beacon purchased an additional 600,000 limited liability company interests from Terra for $600,000 and guaranteed $250,000 (plus accrued but unpaid interest and related expenses) of $1,250,000 of subordinated debt incurred by Terra.  Beacon will receive a fee of approximately $10,000 per year plus the allocation of certain tax credits in exchange for such guarantee.  As of December 31, 2009, the $250,000 guarantee is still in place.

On July 9, 2009, the Company received a demand letter from Gavilon through Gavilon’s legal counsel, McGrath North, for the payment of $357,729 in alleged raw material purchases and commitments made by the Company in 2008.  Gavilon used to be known as ConAgra Trade Group, (“ConAgra”), an affiliate of the ConAgra Foods, Inc. until ConAgra was sold in the latter part of June 2008 to an affiliate of Ospraie Management, a leading investment management firm.  As of December 31, 2009, the Company has recorded accounts payable due to Gavilon in the amount of $145,329, which is part of the $357,729 claim by Gavilon.  The Company believes it is not liable for any amount exceeding the $145,329 which is recorded as a liability due Gavilon.  As such, no amounts in excess of the $145,329 have been recorded for any potential losses from Gavilon’s claim.

On March 11, 2010, Gavilon filed a lawsuit against Beacon Energy Corp. in the Superior Court of the State of Delaware with regards to Gavilon’s claims against the Company amounting to $357,729.  The Company intends to hire legal counsel to represent itself in the lawsuit but as of the filing date no legal counsel has been hired yet.

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

BEACON ENERGY HOLDINGS, INC.

Date: May 7, 2010	By:	/s/ Carlos E. Agüero
Carlos E. Agüero
Chairman (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certificate by Principal Executive Officer and the Principal Financial Officer

*  Filed herewith