Form 10-Q
period 2012-09-30
EQM Technologies & Energy, Inc.
filed 2012-11-14
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-54750

EQM Technologies & Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3254908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Carillon Boulevard, Cincinnati, Ohio	45240
(Address of Principal Executive Offices)	(Zip Code)

(513) 825-7500
(Registrant’s telephone number, including area code)

______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2012 the registrant had 40,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,430,256	$1,835,629
Accounts receivable, net	10,766,854	10,071,283
Cost and estimated earnings in excess of billings on uncompleted contracts, net	6,467,517	3,912,699
Inventory	126,824	55,777
Prepaid expenses and other current assets	776,170	760,550
Deferred income taxes	1,128,948	1,417,961

Total current assets	21,696,569	18,053,899

Property and equipment, net	5,084,148	5,460,610
Intangible assets, net	4,194,720	4,465,553
Goodwill	2,219,347	2,219,347
Other assets	845,908	724,630

Total Assets	$34,040,692	$30,924,039

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2012	2011
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,608,973	$7,185,270
Accrued expenses and other current liabilities	4,723,741	4,582,122
Billings in excess of costs and estimated earnings on uncompleted contracts	176,559	34,264
Financing agreement	6,577,878	5,967,733
Current portion of notes payable	-	407,680
Current portion of capitalized lease obligations	45,209	45,209
Derivative liabilities	581,290	1,560,437

Total current liabilities	23,713,650	19,782,715

Long-term liabilities:
Notes payable, less current portion	-	478,840
Convertible promissory notes, net	5,975,213	5,525,023
Capitalized lease obligations, less current portion	20,836	59,285
Deferred income taxes	243,342	179,802
Deferred rent	132,891	150,650

Total long-term liabilities	6,372,282	6,393,600

Total liabilities	30,085,932	26,176,315

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated,
952,381 shares issued and outstanding at September 30, 2012 and December 31, 2011 at stated value; liquidation preference of $3,000,000	3,000,000	3,000,000

Stockholders' equity:
Common stock, $0.001 par value, 70,000,000 shares authorized;
40,473,570 shares issued and outstanding at September 30, 2012 and
December 31 2011, respectively	40,474	40,474
Additional paid-in capital	7,270,278	7,172,436
Accumulated deficit	(6,355,992)	(5,465,186)

Total stockholders' equity	954,760	1,747,724

Total liabilities, redeemable preferred stock and stockholders' equity	$34,040,692	$30,924,039

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$25,955,677	$23,461,155	$53,798,092	$57,723,589

Cost of revenues	21,738,931	21,979,875	41,986,772	49,821,493
Gross profit	4,216,746	1,481,280	11,811,320	7,902,096

Operating expenses:
Selling, general and administrative expenses	3,720,194	3,804,224	11,621,262	12,441,575
Depreciation and amortization	361,085	377,671	1,062,007	1,068,251
Total operating expenses	4,081,279	4,181,895	12,683,269	13,509,826

Operating income (loss)	135,467	(2,700,615)	(871,949)	(5,607,730)

Other income (expense):
Change in fair value of derivative liabilities	90,347	363,120	1,021,224	493,743
Interest expense	(320,501)	(269,106)	(965,067)	(637,787)
Other income	234,425	-	324,891	-
Other income (expense), net	4,271	94,014	381,048	(144,044)

Income (loss) before income taxes	139,738	(2,606,601)	(490,901)	(5,751,774)

Income tax expense (benefit)	311,400	(1,460,061)	399,905	(2,655,061)

Net loss	$(171,662)	$(1,146,540)	$(890,806)	$(3,096,713)

Deemed dividend on redeemable Series A Convertible Preferred Stock	-	-	-	(947,027)

Net loss available to common stockholders	$(171,662)	$(1,146,540)	$(890,806)	$(4,043,740)

Basic and diluted net loss per share	$(0.00)	$(0.04)	$(0.02)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	40,650,387	29,216,529	39,106,399	28,100,494

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK
(Unaudited)

	Redeemable
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2012	952,381	$3,000,000	40,473,570	$40,474	$7,172,436	$(5,465,186)	$1,747,724

Net loss	-	-	-	-	-	(890,806)	(890,806)

Amortization of employee stock options	-	-	-	-	97,842	-	97,842

Balance at September 30, 2012	952,381	$3,000,000	40,473,570	$40,474	$7,270,278	$(6,355,992)	$954,760

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(890,806)	$(3,096,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062,007	1,068,251
Loss on disposal of property and equipment	4,470
Gain on the extinguishment of debt	(329,365)	-
Amortization of debt discount	292,933	117,034
Stock based compensation	97,842	438,152
Provision for doubtful accounts	250,631	23,222
Changes in fair market value of derivative liabilities	(1,021,224)	(493,743)
Changes in assets and liabilities:
Accounts receivable, net of write-offs	(946,202)	3,685,513
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,554,818)	1,012,329
Inventory	(71,047)	(601,563)
Prepaid expenses and other current assets	(15,620)	(1,300,614)
Other assets	(6,942)	(509,837)
Deferred income taxes	352,553	(2,683,984)
Accounts payable, accrued expenses and other current liabilities	4,657,495	300,585
Billings in excess of costs and estimated earnings on uncompleted contracts	142,295	63,527
Other long-term liabilities	(17,759)	(33,459)
Total adjustments	1,897,249	1,085,413

Net cash provided by (used in) operating activities	1,006,443	(2,011,300)

Cash Flows From Investing Activities
Cash acquired in connection with the Beacon Merger	-	5,337
Purchase of property and equipment	(219,115)	(416,236)

Net cash used in investing activities	(219,115)	(410,899)

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities
Net proceeds from loan agreement	610,145	(669,962)
Payment of debt financing costs	(314,404)	-
Proceeds from March 15, 2011 issuance of subordinated convertible promissory notes	-	2,500,000
Proceeds from May 13, 2011 issuance of subordinated convertible promissory notes	-	500,000
Payments of capital lease obligations	(33,834)	(92,357)
Proceeds of loan from officer	-	400,000
Repayment of note payable	(454,608)	-
Proceeds from common stock sold to employees and officers	-	9,650

Net cash (used in) provided by financing activities	(192,701)	2,647,331

Net increase in cash and cash equivalents	594,627	225,132

Cash and cash equivalents, beginning of period	1,835,629	82,056

Cash and cash equivalents, end of period	$2,430,256	$307,188

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$266,692	$195,406

Income taxes	$87,172	$52,761

Non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$8,947

The Exchange of loan from officer for subordinated convertible promissory note	$150,000	$-

Common stock issued in exchange for accrued interest	$-	$430,008

Outstanding common stock of the Company recognized at the date of the reverse business combination	$-	$6,877

The Exchange of accrued interest for subordinated convertible promissory notes	$38,959	$-

Beacon Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $ 5,337	$-	$233,216
Plant and equipment	-	4,849,477
Accounts payable, interest payable and accrued expenses	-	(1,857,693)
Beacon Merger Notes	-	(1,650,000)
Beacon Director Note	-	(350,000)
Total purchase price	-	1,225,000

Less: cash acquired	-	(5,337)
Non-cash consideration	$-	$1,219,663

Non-cash consideration consisting of:
Common stock issued in connection with Beacon Merger	$-	$1,219,663

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS

Overview

Environmental Quality Management, Inc. (“EQ”), an Ohio corporation, was formed on September 24, 1990 under the name “Professional Environmental Quality, Inc.” and changed its name to “Environmental Quality Management, Inc.” on September 26, 1990. On February 7, 2011, EQ consummated a “reverse business combination” transaction with Beacon Energy Holdings, Inc. (“Beacon”), a Delaware corporation, and Beacon Acquisition, Inc. (“Acquisition Sub”), an Ohio corporation and a wholly-owned subsidiary of Beacon. EQ merged with and into Acquisition Sub with the result that, on February 7, 2011, EQ became a subsidiary of Beacon (the “Beacon Merger”). Following the Beacon Merger, the former stockholders of EQ owned 78% of the merged company and the former stockholders of Beacon owned 22% of the merged company.

Following the Beacon Merger, Beacon changed its name to “EQM Technologies & Energy, Inc.”, which together with its subsidiaries is referred to herein as the “Company” or “EQM”. As a result of the Beacon Merger, EQ’s former stockholders acquired a majority of EQM’s common stock and EQ’s officers and directors became the officers and directors of EQM. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon by EQ, whereby EQ was deemed to be the accounting acquirer. The historical consolidated financial statements prior to February 7, 2011 are those of EQ. In connection with the Beacon Merger, EQ has restated its statements of stockholders’ equity and redeemed preferred stock on a recapitalization basis so that all equity accounts are now presented as if the recapitalization had occurred at the beginning of the earliest period presented.

EQM’s common stock is quoted on the OTCQB marketplace under the symbol “EQTE”.

The Company operates its business through two segments – Environmental Services and Biodiesel Production. Through its Environmental Services segment, the Company provides a broad range of environmental related engineering, consulting, remediation and construction services to the public and industrial sectors. Through its Biodiesel Production segment, the Company operates a production facility designed and constructed to produce high quality biodiesel from a broad range of inputs and feedstocks (“Biodiesel Production Facility”) and produces finished biodiesel under a tolling arrangement (See Note 7 – Commitments and Contingencies). The Company acquired the Biodiesel Production Facility in February 2011 in connection with the Beacon Merger, at which time the Biodiesel Production Facility was not in operation. The Biodiesel Production Facility was successfully restarted by the Company in April 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company’s cash on hand was $2,430,256. The Company incurred a net loss of $890,806 for the nine months ended September 30, 2012. At September 30, 2012, the Company’s accumulated deficit was $6,355,992. The Company has historically met its liquidity requirements principally through the sale of equity and debt securities, its bank financing agreement and cash flow generated from operations.

During the nine months ended September 30, 2012, cash flows from operations were $1,006,443, consisting primarily of an increase in accounts payable and accrued expenses of $4,657,495, offset by an increase in accounts receivable of $946,202 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,554,818.

During the nine months ended September 30, 2012, cash flows used in investing activities were $219,115, consisting solely of purchases of property, plant and equipment.

During the nine months ended September 30, 2012, cash flows used in financing activities were $192,701 consisting primarily of $300,000 used to pay off the Beacon Director Note and $154,608 used to pay off the December 2010 Notes, offset by net borrowings under the Company’s Loan Agreements of $610,145.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources, continued

On September 28, 2012, EQ and its wholly owned subsidiary EQ Engineers, LLC (“EQE”) entered into a new loan agreement providing for a revolving credit facility and a letter of credit facility expiring on January 21, 2014, to replace their credit facility which was set to expire on March 31, 2013. As of September 30, 2012, the Company had a deficit in working capital of $1,435,791, which excludes $581,290 of derivative liabilities for the fair value of conversion features on certain convertible debt obligations and the Company’s Series A Convertible Preferred Stock (“Series A Stock”) that are not expected to result in a cash settlement. For additional information related to the loan agreement see Note 3 – Loan Agreement.

Management believes cash balances on hand and cash flows generated from operations will be sufficient to fund the Company’s net cash requirements through September 30, 2013. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, offerings to its existing management, its principal investors, including Argentum Capital Partners II, L.P. (See Note 11 – Related Parties) or from others; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 and related notes thereto included in Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2012.

Principles of Consolidation

The condensed consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQE and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., Beacon Energy (Texas) Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. Other entities, including certain joint ventures, in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Company does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Company does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. The use of estimates is an integral part of determining cost estimates to complete under the percentage-of-completion method of accounting for contracts. Management also utilizes various other estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and goodwill, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of net assets acquired in the Beacon Merger, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Net (Loss) per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three and nine months ended September 30, 2012 and 2011 excludes potentially dilutive securities of 28,007,071 and 32,830,498, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes 176,817 warrants to purchase common stock at an exercise price of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260 as the shares underlying these warrants can be issued for little consideration. Weighted average shares outstanding for the nine months ended September 30, 2011 do not include 11,433,858 shares held in escrow pursuant to the terms of the Beacon Merger that were released to their holders on February 7, 2012 (“Escrow Shares”), as these were considered shares subject to forfeiture.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2012	2011
Private Placement Notes – principal	12,619,595	7,500,000
Private Placement Notes – accrued interest	1,535,736	386,643
Beacon Merger Notes – principal	1,187,136	1,187,136
Beacon Merger Notes – accrued interest	199,175	76,432
Escrow Shares – subject to forfeiture	-	11,433,858
Series A Stock	8,571,429	8,571,429
Stock options	3,869,000	3,650,000
Warrant to purchase common stock	25,000	25,000
Total potentially dilutive securities	28,007,071	32,830,498

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, accounts payable and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of September 30, 2012, one vendor accounted for 25% of the Company’s accounts payable. The Company is current on its payments to this vendor. As of September 30, 2012 and December 31, 2011, one customer, which was a government customer, accounted for 66% and 65%, respectively, of the Company’s trade receivables. The Company has not experienced collection losses on this account, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents departments and agencies of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs to the valuation methodology include:

°	Quoted prices for similar assets and liabilities in active markets.
°	Quoted prices for identical or similar assets or liabilities in inactive markets.
°	Inputs other than quoted market prices that are observable for the asset liability.
°	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

Liabilities Measured at Fair Value on a Recurring Basis are as follows:

	Consolidated Balance Sheet	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2012	$581,290	$-	$-	$581,290
December 31, 2011	$1,560,437	$-	$-	$1,560,437

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended September 30, 2012
Beginning balance at December 31, 2011	$1,560,437
Aggregate fair value of conversion features upon issuance	42,077
Change in fair value of conversion features	(1,021,224)
Ending balance at September 30, 2012	$581,290

The derivative conversion feature liabilities related to convertible promissory notes and the Company’s Series A Stock are measured at fair value using the Black Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine the fair value of the Company’s derivative financial instruments as of September 30, 2012 are provided below:

Stock price	$0.18
Volatility	71.2%
Risk-free interest rate	0.31%
Dividend yield	0%
Expected life	1.4 – 2.2 years

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department that reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Liabilities within Other Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2012, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, the Company presented the conversion feature liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. As disclosed in Notes 5 – Convertible Promissory Notes, the Company computed the fair value of the derivative liability at the date of issuance and the reporting dates of December 31, 2011 and September 30, 2012 using both the Black-Scholes option pricing and Monte Carlo pricing methods. The Company determined that the conversion feature included an implied downside protection feature. As such, the Company performed a Monte-Carlo simulation and concluded that the value of the downside protection feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the conversion feature derivative liability.

The fair value of the Company’s common stock was derived from the valuation of the Company using a combination of the discounted cash flows method and comparable companies’ methods that included multiples based upon the last twelve months and forward revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Management determined that the results of its valuation are reasonable. The term represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available US Treasury yield curve rates. The dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the periods ended September 30, 2012 and September 30, 2011.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company has computed its deferred tax assets and liabilities by using the applicable tax rates expected to be in effect at the time such taxes shall be due. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of further taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this assessment, management has determined that a partial valuation allowance is required at September 30, 2012 of $596,654 and $0 as of December 31, 2011. Management believes that the Company will generate taxable income within the near term sufficient to realize the benefit of its recognized deferred tax assets.

Income tax expense of $311,400 and $399,905 for the three and nine months ended September 30, 2012, represents tax expense of $1,213 and $47,352 for state taxes based on measures other than income and $310,187 and $352,553 for other deferred tax adjustments, respectively.

Income tax benefit of $1,460,061 and $2,655,061 for the three and nine months ended September 30, 2011, represents changes in the deferred tax assets for the expected realization of further tax benefits.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”), which simplifies how an entity is required to test goodwill for impairment. ASU 2011-08 would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 includes a number of factors to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company expects to adopt ASU 2012-02 during 2012, which is expected to alter the Company’s annual procedures, but is not expected to have a material impact on the Company’s consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (3.21% as of September 30, 2012). The Loan Agreement is secured by the assets of EQ and EQE, is guaranteed by the Company (supported by a pledge of all issued and outstanding stock of EQ) and expires on January 21, 2014. As of September 30, 2012, the available borrowing base under the Loan Agreement totaled approximately $9,700,000, including $2,000,000 attributable to obligations under outstanding letters of credit. As of September 30, 2012, $6,577,878 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ and EQE to maintain a fixed charge coverage ratio of no less than 1.20 to 1, initially reportable for the quarterly period ended December 31, 2012 (ii) limit certain capital expenditures by EQ and EQE to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, (iii) a letter of credit fee of 2.0% per annum and (iv) a one-time loan fee of $85,000.

As of and for the quarterly period ended September 30, 2012, the Company was in compliance with the terms and conditions under the Loan Agreement. On November 9, 2012, EQ and EQE received a waiver from the Bank for an event of default under the Loan Agreement resulting from EQ’s loss of its certification as a small business under the Small Business Administration (“SBA”) guidelines in October 2012.   EQ was recertified as a small business under SBA guidelines effective November 6, 2012.

In connection with the Loan Agreement, EQ is required to maintain a lockbox whereby substantially all of its customer funds are deposited. Therefore, since the contractual provisions of the Loan Agreement require that in the ordinary course of business the cash receipts from EQ and EQE’s customers (without another event occurring) are used to repay existing obligations under the Loan Agreement, amounts owed under the Loan Agreement are considered to be a short term obligation.

The Loan Agreement replaced EQ and EQE’s financing agreement with another bank (“Former Bank”), which was set to expire on March 31, 2013. The agreement with Former Bank contained financial covenants that required EQ to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage ratio. As of December 31, 2011, EQ was not in compliance with the fixed charge coverage ratio requirements for Former Bank. On January 31, 2012, Former Bank waived the events of default that occurred during the year ended December 31, 2011. Furthermore, for the month of May, 2012, EQ was not in compliance with Former Bank’s minimum EBITDA requirements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – NOTES PAYABLE

December 2010 Notes

On December 31, 2010, in connection with the repurchase and cancellation of 3,513,959 shares of its common stock, the Company paid an aggregate consideration of $515,361, consisting of $128,841 in cash and issued $386,520 in aggregate principal amount of promissory notes to two former employees of the Company (the “December 2010 Notes”). The December 2010 Notes accrued interest at a rate of 0.35% per annum. On September 28, 2012, the Company paid the holders $154,608 in cash as payment in full of the December 2010 Notes, including the outstanding $386,520 unpaid principal and $2,372 accrued but unpaid interest thereon, and the December 2010 Notes were cancelled. A gain on the cancellation of the December 2010 Notes in the amount of $234,284 was recorded in Other Income.

EQ Officer Advance Note

On February 1, 2011, Beacon Energy Corp., a wholly owned subsidiary of the Company, issued to an officer of the Company a promissory note in principal amount of $400,000, accruing interest at 10% per annum, and due and payable on January 31, 2012 (the “EQ Officer Advance Note”). On December 30, 2011 the EQ Officer Advance Note was exchanged for (i) a Private Placement Note in the amount of $250,000 and (ii) the EQ Officer Transition Note in the amount of $150,000 (See Note 5 – Convertible Promissory Notes).

Demand Notes

On November 4, 2011, the Company issued $1,535,000 in 10% demand notes (“Demand Notes”) to certain officers and directors of the Company. These were due upon the demand of the holder on or after January 3, 2012 unless, prior to that date, the holder was able to exchange these notes for 10% subordinated convertible notes. On December 30, 2011, the holders exchanged the $1,535,000 unpaid principal and $23,879 accrued and unpaid interest under their Demand Notes for new Private Placement Notes and the Demand Notes were cancelled (See Note 5 – Convertible Promissory Notes).

Notes payable consists of:

	As of September 30, 2012	As of December 31, 2011

December 2010 Notes	$-	$386,520
Beacon Director Note	-	350,000
EQ Officer Advance Note	-	150,000
Total notes payable	-	886,520
Less current portion	-	(407,680)
Total notes payable, long-term portion	$-	$478,840

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Beacon Merger Notes

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of secured promissory notes of Beacon, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012 (the “Old Beacon Notes”), were issued in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, new subordinated convertible promissory notes of the Company in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014 (the “Beacon Merger Notes”). The principal and accrued interest of the Beacon Merger Notes are convertible, at the option of the holder, into a total of 1,187,136 and 194,820 shares of the Company’s common stock, respectively, as of September 30, 2012, and 1,187,136 and 106,354 shares, respectively, as of December 31, 2011, at a conversion price of $1.3899 per share (subject to adjustment in accordance with the terms of the Beacon Merger Notes). The Beacon Merger Notes are subordinate to the Company’s obligations to its senior lender, are secured by a lien on the Biodiesel Production Facility, and provide for customary events of default, the occurrence of which may result in all of the Beacon Merger Notes then outstanding becoming immediately due and payable. The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of as of September 30, 2012 and December 31, 2011 was $276,833 and $188,507, respectively.

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. Of the $1,858,579 principal amount of the December 30 Notes sold, $1,535,000 was converted from principal amount of the Demand Notes (See Note 4 –Notes Payable), $23,879 from accrued interest on the Demand Notes, $250,000 from principal amount of the EQ Officer Transition Note (See Note 4 – Notes Payable), and $50,000 was received in cash. Of the $188,959 principal amount of the March 2012 Note sold, $150,000 was exchanged for principal amount of the EQ Officer Transition Note and $38,959 for accrued and unpaid interest thereon. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of September 30, 2012 and December 31, 2011 was $614,294 and $229,452, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender and the Beacon Merger Notes. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 1,535,736 shares, respectively, as of September 30, 2012 and 12,147,198 and 573,630 shares, respectively, as of December 31, 2011, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

At any time after the one-year anniversary after the issuance of a March 15 Note or May 13 Note, if and only if the Company’s common stock has traded at an average price per share that is above two times the conversion price for 60 consecutive days, the Company may, in its discretion, convert any March 15 Note or May 13 Note into shares of the Company’s common stock in full satisfaction of such March 15 Note or May 13 Note. Additionally, in connection with the sale of the May 13 Notes, the Company and the holders of the May 13 Notes entered into a registration rights agreement, dated as of May 13, 2011, providing for certain piggyback registration rights with respect to the shares of common stock underlying the May 13 Notes.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES, continued

Private Placement Notes, continued

At any time after the one-year anniversary after the issuance of a December 30 Note or the March 2012 Note, the Company may, at its discretion, convert any December 30 Note or the March 2012 Note into shares of its common stock in full satisfaction of such December 30 Note or the March 2012 Note if (i) the common stock is trading on a national securities exchange, (ii) the shares underlying a December 30 Note or the March 2012 Note have been registered for resale with the SEC and the resale registration statement is effective, (iii) the average weekly trading volume of the common stock over the preceding three-months is equal to at least 1% of the total issued and outstanding shares of common stock, and (iv) the average closing price or last sale price per share of common stock has been at least two times the then-effective conversion price for any 60 consecutive trading days during the preceding six-months.  Pursuant to the purchase agreements entered into in connection with the sale of the December 30 Notes and March 2012 Note, the Company agreed to certain covenants, including but not limited to a covenant that the Company will prepare and file with the SEC a registration statement on Form S-3 or such other available form covering the resale of the shares of its common stock issuable upon the conversion of the December 30 Notes and March 2012 Note and shall cause such registration statement to become effective on or before June 30, 2014.  Additionally, in connection with the sale of the December 30 Notes and March 2012 Note, the Company and the holders of the December 30 Notes and March 2012 Note entered into a registration rights agreement, dated as of December 30, 2011 and amended on March 30, 2012, providing for certain demand and piggyback registration rights with respect to the shares of common stock underlying the December 30 Notes and March 2012 Note.

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. During the nine months ended September 30, 2012, the issuance date fair value of the derivative for the March 2012 Note was $15,917. During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company recorded an additional derivative liability of $26,160 and $45,401, respectively, for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, $102,101, $292,933, $59,200 and $118,591, respectively, of the discount has been charged to interest expense.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes, continued

The Company estimated the fair value of these derivative conversion features using the Black Scholes valuation model. The significant assumptions which the Company used to measure the fair value for each tranche of the Private Placement Notes for the conversion option derivative liability was as follows:

March 2012 Note
Stock price	$0.18
Term	2.8 years
Volatility	63.0%
Risk-free interest rate	0.42%
Dividend yield	0%

As of September 30, 2012 and December 31, 2011, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $376,690 and $934,923, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of September 30,	As of December 31,
	2012	2011
Beacon Merger Notes	$1,650,000	$1,650,000
March 15 Notes, net of a discount on the conversion feature of $334,206 and $488,788 at September 30, 2012 and December 31, 2011, respectively.	2,165,794	2,011,212
May 13 Notes, net of a discount on the conversion feature of $73,534 and $103,905 at September 30, 2012 and December 31, 2011, respectively.	426,466	396,095
December 30 Notes, net of a discount on the conversion feature of $301,775 and $391,163 at September 30, 2012 and December 31, 2011, respectively.	1,557,104	1,467,716
March 2012 Note, net of a discount on the conversion feature of $13,110 at September 30, 2012.	175,849	-
Total convertible promissory notes, net	$5,975,213	$5,525,023

Future minimum principal payments of the convertible promissory notes are as follows:

For the Twelve Months Ended September 30,	Amount
2013	$-
2014	4,650,000
2015	2,047,838
Total, gross	$6,697,838
Less: discount	(722,625)
Total, net	$5,975,213

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year:

For the Year Ending September 30,	Amount
2013	$47,935
2014	19,483
2015	12,604
Total minimum capital lease payments	80,022
Less: portion representing interest	(13,977)
Total	$66,045
Less current portion	(45,209)
Long-term portion	$20,836

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter set forth below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s combined financial position, results of operations or cash flows.

Biodiesel Supplier Claim

Included in accrued expenses at September 30, 2012 and December 31, 2011 is approximately $250,515 in connection with the Company’s potential liabilities related to asserted and unasserted claims against the Company.

As of September 30, 2012 the Company has included in accounts payable $145,329 in connection with a potential liability to a former supplier to the Biodiesel Production Facility. On July 9, 2009, Beacon received a demand letter from a supplier through its legal counsel for the payment of $357,729 in alleged raw material purchases and commitments made by Beacon in 2008. On March 11, 2010, the supplier filed a lawsuit against Beacon in the Superior Court of the State of Delaware with regard to its claims against the Company amounting to $357,729. The Company believes it is not liable for any amount exceeding $145,329. The Company has engaged legal counsel and intends to defend its position. There is no assurance that the Company’s ultimate liability for this matter will not exceed $145,329.

EPA Claim for Equitable Adjustment

On January 23, 2012, the Company filed a request to the U.S. Environmental Protection Agency (the “EPA”) for an equitable adjustment in connection with a contract that ended during the fiscal year 2011 (“EPA Claim”). Under the EPA Claim, the Company has asserted that it suffered a major financial loss as a result of certain volume under runs in connection with an excavation project. The Company is not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Tolling Arrangement

On November 1, 2011 the Company entered into a tolling agreement pursuant to which the Company produced biodiesel for a third party (the “Tolling Purchaser”) using the Tolling Purchaser’s feedstock. The tolling agreement was extended in January, 2012 and expired on February 29, 2012. Effective April 1, 2012, the Company entered into a new two year tolling agreement with the Tolling Purchaser. During the term of the agreement, the Company will dedicate and use the entire productive capacity of the Biodiesel Production Facility to produce biodiesel for the Tolling Purchaser. In exchange, the Tolling Purchaser will supply all working capital for feedstock purchases and commit to purchase all finished biodiesel produced from this feedstock by the Biodiesel Production Facility. Under the terms of the agreement, the Tolling Purchaser will also pay the Company a price per gallon of finished biodiesel produced that covers the Biodiesel Production Facility’s operating costs and includes a service fee for production that is inclusive of the Company’s profit margin per gallon. Pursuant to the tolling agreement, the Tolling Purchaser has the right to terminate the tolling agreement if certain production measures are not met and/or if the Tolling Purchaser is unable to earn certain margins on the biodiesel produced.

Revenues from this tolling agreement were $1,500,465, $5,124,995, $0 and $0 for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, respectively. The Company had accounts receivable due from the Tolling Purchaser of $181,975 and $198,468 as of September 30, 2012 and December 31, 2011, respectively.

Executive Employment Agreements

Effective January 1, 2012, EQ entered into employment agreements with James Wendle to serve as President and Chief Operating Officer, Robert Galvin to serve as Chief Financial Officer and Jack Greber to serve as Sr. Vice President. Each agreement provides for an initial term of three years, certain automatic renewal provisions, performance based bonus compensation and for certain payments in the case of a change in control of the Company and the executive’s termination other than for cause (as defined in the respective agreements).

Operating Leases

The Company leases its facilities and various equipment with terms that range from month-to-month to 10 years.

Rental expense was $357,630, $1,091,090, $376,775 and $1,193,323 for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, respectively. Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

Joint Ventures

As of December 31, 2011, the Company had joint venture arrangements with five entities. The joint ventures were formed beginning in 2007, whereby the Company was responsible to provide subcontracting services, at the direction of and on behalf of the general partner, in connection with the performance and servicing of such projects. The Company’s ownership interest in these joint ventures ranged between 20%-49%. As of December 31, 2011, all of those joint venture projects were completed. During the three months ended September 30, 2012, the Company entered into a new joint venture, for which the Company’s ownership interest is 49%. During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company recorded its share of net losses from these joint ventures, which amounted to approximately $0, $0, $0 and $27,468, respectively. There were no profits or losses in connection with the 2012 joint venture, as the venture projects have only just begun operations. The Company accounted for the activities of the joint ventures on the equity method of accounting. Any inter-company profits, if material, have been eliminated. As of September 30, 2012 and December 31, 2011 the joint venture investments are being reflected in the condensed consolidated financial statements at a value of zero.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to the amortization of stock options was $29,688 and $97,842, for the three and nine months ended September 30, 2012, respectively and $31,917 and $187,157 for the three and nine months ended September 30, 2011, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2012, the unamortized value of options held by employees was $210,009. As of September 30, 2012, the unamortized portion will be expensed over a period of 1.5 years.

The following table is a summary of activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at December 31, 2011	3,905,000	$0.30	$0.14	9.3 years	$-
Granted	-
Exercised	-
Forfeited	(36,000)
Options outstanding at September 30, 2012	3,869,000	$0.30	$0.14	9.3 years	$-

Exercisable at December 31, 2011	976,250	$0.30	$0.14	9.3 years	$-
Vested	903,750
Forfeited	(9,250)
Exercisable at September 30, 2012	1,870,750	$0.30	$0.14	8.5 years	$-

Stock Based Compensation

Stock based compensation expense was $29,688 and $97,842 for the three and nine months ended September 30, 2012, respectively and $31,917 and $438,152 for the three and nine months ended September 30, 2011, respectively, and was reflected in compensation expense on the accompanying statements of operations. The following table summarizes total stock based compensation costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of stock options	$29,688	$31,917	$97,842	$187,157
Shares sold to employees at $0.01 per share	-	-	-	221,950
Warrant issued to an advisor for services	-	-	-	5,045
Shares issued to directors for services	-	-	-	24,000
Total	$29,688	$31,917	$97,842	$438,152

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – MAJOR CUSTOMERS

During the three months ended September 30, 2012, the Company’s two largest clients, which were within the Environmental Services segment and which represented work performed under government contracts, accounted for approximately 75% and 6% of consolidated revenues and 79% and 7% of segment revenues, respectively, as opposed to 38% and 10% of consolidated revenues and 51% and 13% of segment revenues, respectively, during the three months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company’s two largest clients, which were within the Environmental Services segment and which represented work performed under government contracts, accounted for approximately 56% and 14% of consolidated revenues and 62% and 16% of segment revenues, respectively, as opposed to 42% and 16% of consolidated revenues and 52% and 20% of segment revenues, respectively, during the nine months ended September 30, 2011.

During the three months ended September 30, 2012 and 2011, the Company’s largest customer within the Biodiesel Production segment accounted for 6% and 10% of consolidated revenues and 96% and 97% of segment revenues, respectively.

During the nine months ended September 30, 2012 and 2011, the Company’s largest customer within the Biodiesel Production segment accounted for 10% and 15% of consolidated revenues and 99% and 78% of segment revenues, respectively.

NOTE 10 – SEGMENTS

The Company’s reportable operating segments consist of the following two business segments: Environmental Services and Biodiesel Production. The Company’s reportable segments are organized, managed and operated along key product and service lines. These product and service lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

The Environmental Services segment provides environmental consulting, remediation, construction and engineering design in support of the industrial and public sectors.

The Biodiesel Production segment produces and sells biodiesel at the Company’s Biodiesel Production Facility. The Biodiesel Production segment was acquired in connection with the Beacon Merger.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SEGMENTS, continued

The following tables summarize financial information about the Company’s business segments:

	For the Three Months Ended September 30, 2012
	Environmental Services	Biodiesel Production	Corporate	Consolidated
Revenues	$24,394,143	$1,561,534	$-	$25,955,677
Income (Loss) from Operations	$261,476	$(126,009)	$-	$135,467
Depreciation and Amortization	$245,763	$115,322	$-	$361,085
Interest Expense	$45,786	$-	$274,715	$320,501
Capital Expenditures, including through capital leases	$15,964	$-	$-	$15,964

	For the Three Months Ended September 30, 2011
	Environmental Services	Biodiesel Production	Corporate	Consolidated
Revenues	$17,519,438	$5,941,717	$-	$23,461,155
(Loss) from operations	$(2,626,438)	$(74,177)	$-	$(2,700,615)
Depreciation and Amortization	$270,416	$107,255	$-	$377,671
Interest Expense	$130,770	$57,314	$81,022	$269,106
Capital Expenditures, including through capital leases	$67,339	$46,339	$-	$113,678

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SEGMENTS, continued

The following tables summarize financial information about the Company’s business segments:

	For the Nine Months Ended and as of September 30, 2012
	Environmental Services	Biodiesel Production	Corporate	Consolidated
Revenues	$48,612,028	$5,186,064	$-	$53,798,092
Income / (Loss) from Operations	$17,398	$(889,347)	$-	$(871,949)
Identifiable Assets	$28,830,470	$5,210,222	$-	$34,040,692
Depreciation and Amortization	$715,910	$346,097	$-	$1,062,007
Interest Expense	$166,021	$2,534	$796,512	$965,067
Capital Expenditures, including through capital leases	$88,735	$130,380	$-	$219,115

	For the Nine Months Ended September 30, 2011
	Environmental Services	Biodiesel Production	Corporate	Consolidated
Revenues	$46,435,466	$11,288,123	$-	$57,723,589
(Loss) from operations	$(4,521,241)	$(1,086,489)	$-	$(5,607,730)
Depreciation and Amortization	$783,312	$284,939	$-	$1,068,251
Interest Expense	$469,643	$73,643	$94,501	$637,787
Capital Expenditures, including through capital leases	$376,994	$48,189	$-	$425,183

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of Argentum Capital Partners II, L.P. (“ACP II”). Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of September 30, 2012 and December 31, 2011, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock, including 7,965,548 shares held in escrow as of December 31, 2011, and 100% of the Company’s Series A Stock.

Effective as of January 1, 2010, the Company entered into an agreement with an affiliate of ACP II, pursuant to which the Company engaged such affiliate as an investment banker and financial advisor, to provide assistance in identifying and analyzing potential mergers, acquisitions and financing transactions, among other things (the “Advisory Agreement”).  Pursuant to the Advisory Agreement, the Company paid $10,000 per month in cash as a non-refundable monthly retainer (the “Monthly Retainer”). Effective November 1, 2011, the Advisory Agreement was amended, lowering the Monthly Retainer to $5,000. Additionally, the affiliate may be entitled to additional transaction fees should the affiliate be successful in raising money or assisting with mergers and acquisitions, as provided for in the Advisory Agreement. Total fees paid to the affiliate for the three and nine months ended September 30, 2012 and 2011 were $0, $30,000, $30,000 and $90,000, respectively.

During June 2012, the Advisory Agreement was amended and restated, effective July 1, 2012, as a Management Services Agreement (the “Management Services Agreement”). The Management Services Agreement provides for the payment of minimum annual fees to Argentum Equity Management, LLC as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, the Company issued to ACP II 20,518,724 shares of common stock, including 7,965,548 Escrow Shares, and 952,381 shares of Series A Stock in exchange for its shares of EQ common stock, junior preferred stock and senior preferred stock, and all accrued but unpaid dividends on their shares of preferred stock.  All of the Escrow Shares were released from escrow and delivered to ACP II on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to ACP a Beacon Merger Note in principal amount of $100,000 and 18,328 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $26,061 of accrued and unpaid interest thereon, the Company issued to ACP II a Beacon Merger Note in principal amount of $300,000 and 54,982 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $78,183 of accrued and unpaid interest thereon, and the Company issued to Mr. Barandiaran a Beacon Merger Note in principal amount of $150,000 and 27,491 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $38,210 of accrued and unpaid interest thereon.  As of September 30, 2012, $116,778, $350,333, and $175,167, including accrued and unpaid interest, was outstanding under the Beacon Merger Notes held by ACP, ACP II and Mr. Barandiaran, respectively. As of December 31, 2011, $108,959, $326,877, and $163,438, including accrued and unpaid interest, was outstanding under the Beacon Merger Notes held by ACP, ACP II and Mr. Barandiaran, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - RELATED PARTIES, continued

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor, continued.

On March 15, 2011, ACP purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, ACP II purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, Mr. Barandiaran purchased a March 15 Note in principal amount of $100,000 for $100,000 in cash, a trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash, and a second trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash.  On May 13, 2011, ACP purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash.  As of September 30, 2012, $347,083, $347,083, $115,694, $57,847 and $57,847, including accrued and unpaid interest, was outstanding under the Private Placement Notes held by ACP, ACP II, Mr. Barandiaran and the two Raynor trusts, respectively. As of December 31, 2011, $376,932, $323,753, $107,918, $53,959 and $53,959, including accrued and unpaid interest, was outstanding under the Private Placement Notes held by ACP, ACP II, Mr. Barandiaran and the two Raynor trusts, respectively.

On November 4, 2011, ACP II purchased a Demand Note in principal amount of $1,000,000 for $1,000,000 in cash and Mr. Barandiaran purchased a Demand Note in principal amount of $100,000 for $100,000 in cash.  These Demand Notes were cancelled on December 30, 2011 in connection with the purchase by ACP II and Mr. Barandiaran of December 30 Notes, as discussed below.

On December 30, 2011, ACP II purchased a December 30 Note in principal amount of $1,015,556 in exchange for $1,000,000 unpaid principal amount and $15,556 accrued and unpaid interest on the Demand Note held by ACP II, Mr. Barandiaran purchased a December 30 Note in principal amount of $101,556 in exchange for $100,000 unpaid principal amount and $1,556 accrued and unpaid interest on the Demand Note held by Mr. Barandiaran, and a trust controlled by Mr. Raynor purchased a December 30 Note in principal amount of $50,000 for $50,000 in cash. As of September 30, 2012, $1,093,133, $109,314 and $53,819, including accrued and unpaid interest, were outstanding under these Private Placement Notes held by ACP II, Mr. Barandiaran and the Raynor trust, respectively. As of December 31, 2011, $1,015,556, $101,556 and $50,000, including accrued and unpaid interest, were outstanding under these Private Placement Notes held by ACP II, Mr. Barandiaran and the Raynor trust, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTIES, continued

Carlos Agüero and Metalico, Inc.

Mr. Agüero was a director of the Company from February 7, 2011 until his resignation on June 7, 2012 and serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of September 30, 2012 and December 31, 2011 Mr. Agüero and Metalico, collectively, owned 2,888,828 shares of the Company’s common stock.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Agüero a subordinated promissory note of Beacon in the principal amount of $350,000, accruing interest at 10% per annum and due and payable on February 7, 2012 (the “Beacon Director Note”), in exchange for $350,000 of advances made prior to the Beacon Merger to pay Beacon’s operating expenses. As of December 31, 2011, $381,356, including accrued and unpaid interest, was outstanding under the Beacon Director Note. On March 30, 2012, the Company paid Mr. Agüero $300,000 in cash as payment in full of the Beacon Director Note, including the outstanding $350,000 unpaid principal and $40,466 accrued but unpaid interest thereon, and the Beacon Director Note was cancelled.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Agüero a Beacon Merger Note in principal amount of $150,000 and 27,533 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $39,092 of accrued and unpaid interest thereon. As of September 30, 2012 and December 31, 2011, $175,167 and $163,438, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note.

On May 13, 2011, Mr. Agüero purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash. As of September 30, 2012 and December 31, 2011, $57,028 and $53,178, respectively, including accrued and unpaid interest, was outstanding under this Private Placement Note.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of September 30, 2012 and December 31, 2011, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, the Company issued to Mr. Greber 2,918,184 shares of common stock, including 799,065 Escrow Shares, in exchange for his shares of EQ common stock and junior preferred stock, and all accrued but unpaid dividends on his shares of junior preferred stock. All of the Escrow Shares were released from escrow and delivered to Mr. Greber on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Greber a Beacon Merger Note in principal amount of $200,000 and 39,093 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $52,122 of accrued and unpaid interest thereon. As of September 30, 2012 and December 31, 2011, $233,556 and $217,918, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note.

On March 15, 2011, Mr. Greber purchased a March 15 Note in principal amount of $375,000 for $375,000 in cash. As of September 30, 2012 and December 31, 2011, $433,854 and $404,692, respectively, including accrued and unpaid interest, was outstanding under this Private Placement Note.

On November 4, 2011, Mr. Greber purchased a Demand Note in principal amount of $125,000 for $125,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Greber of a December 30 Note, as discussed below.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - RELATED PARTIES, continued

Jack Greber, continued

On December 30, 2011, Mr. Greber purchased a December 30 Note in principal amount of $376,944 in exchange for (i) $125,000 principal amount and $1,944 accrued and unpaid interest on the Demand Note held by him, and (ii) $250,000 principal amount under the EQ Officer Advance Note. As a result of this transaction the Demand Note held by Mr. Greber was cancelled. The amount of accrued and unpaid interest under this Private Placement Note as of September 30, 2012 and December 31, 2011 was $405,738 and $376,944, respectively.

Additionally, on December 30, 2011, the Company issued to Mr. Greber a subordinated promissory note in the principal amount of $150,000 (the “EQ Officer Transition Note”) in exchange for the remaining $150,000 in principal amount under the EQ Officer Advance Note, as a result of which the EQ Officer Advance Note was cancelled. The EQ Officer Transition Note accrued interest at 10% per annum, was due and payable on December 31, 2012, and was unsecured and subordinate to the Company’s obligations to its senior lender, the Beacon Merger Notes and the Beacon Director Note. As of December 31, 2011, $186,425, including accrued and unpaid interest, was outstanding under the EQ Officer Transition Note.

On March 30, 2012, the Company issued to Mr. Greber a March 2012 Note in the principal amount of $188,959, in exchange for $150,000 in principal amount under the EQ Officer Transition Note and $38,959 in accrued and unpaid interest thereon, as a result of which the EQ Officer Transition Note was cancelled. As of September 30, 2012, $198,617, including accrued and unpaid interest, was outstanding under the March 2012 Note.

James Wendle, Robert Galvin, Jon Colin and Kurien Jacob

James E. Wendle serves as the Company’s President and Chief Operating Officer, Robert R. Galvin serves as the Company’s Chief Financial Officer, and Jon Colin and Kurien Jacob serve as directors of the Company.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, the Company issued to Messrs. Wendle and Galvin 497,124 and 621,405 shares of common stock, including 136,124 and 170,155 Escrow Shares, respectively, in exchange for their shares of EQ common stock. All of the Escrow Shares were released from escrow and delivered to Messrs. Wendle and Galvin on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger the Company issued to Mr. Jacob a Beacon Merger Note in principal amount of $50,000 and 9,759 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $13,030 of accrued and unpaid interest thereon. As of September 30, 2012 and December 31, 2011, $58,389 and $54,479, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note.

On March 15, 2011, Messrs. Wendle, Galvin, and Jacob purchased March 15 Notes in principal amounts of $50,000, $50,000 and $50,000, respectively, for $50,000, $50,000 and $50,000 in cash. As of September 30, 2012, $57,847, $57,847 and $57,847, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle, Galvin and Jacob, respectively. As of December 31, 2011, $53,959, $53,959 and $53,959, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle, Galvin, and Jacob, respectively.

On May 13, 2011, Messrs. Wendle and Colin purchased May 13 Notes in principal amounts of $50,000 and $100,000, respectively, for $50,000 and $100,000 in cash. As of September 30, 2012, $57,028 and $114,056, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle and Colin, respectively. As of December 31, 2011, $53,178 and $106,356, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle and Colin, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 - RELATED PARTIES, continued

James Wendle, Robert Galvin, Jon Colin and Kurien Jacob, continued

On November 4, 2011, Mr. Wendle purchased Demand Notes in principal amount of $60,000 for $60,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Wendle of a December 30 Note, as discussed below.

On December 30, 2011, Mr. Wendle purchased a December 30 Note in principal amount of $60,933 in exchange for $60,000 principal amount and $933 accrued and unpaid interest on the Demand Note held by him. As of September 30, 2012 and December 31, 2011, $65,588 and $60,933, respectively including accrued and unpaid interest, was outstanding under this Private Placement Note held by Mr. Wendle.

NOTE 12 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas. Benefit payments are based on amounts accumulated from such contributions. During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Company’s contribution to the plan was $38,706, $119,539, $34,528 and $117,063, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2012.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Overview

We are a U.S. based provider of engineering and environmental consulting services to government and commercial business, and producer of high quality biodiesel fuel.   We have an extensive knowledge base in environmental services, process design and engineering, remediation, and construction management services.  Our mission is to help private and public organizations manage and control their environmental risks and comply with regulatory requirements.

We operate our business through two segments.  Through our Environmental Services segment, we provide a broad range of environmental related engineering, consulting, remediation and construction services to the public and industrial sectors.  We have longstanding relationships and multi-year contracts with numerous federal agencies, including the EPA, the U.S. Department of Defense and the U.S. Army Corps of Engineers, as well as private sector clients across numerous industries.  Through our Biodiesel Production segment, we operate the Biodiesel Production Facility and produce high quality biodiesel from a broad range of inputs and feedstocks. We acquired the Biodiesel Production Facility in February 2011 in connection with the Beacon Merger, at which time the Biodiesel Production Facility was not in operation.  The Biodiesel Production Facility was successfully restarted by us in April 2011.

Environmental Services Segment

We are a leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services.  Our solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  Our focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

Since the 1970s, there has been a significant increase in environmental legislation that has benefitted the environmental services industry substantially.  As compliance with these laws is mandatory and violations can be punitive, environmental services have become more strategic and mission critical activities for companies and public agencies that have been subjected to these complex policies.  We believe that organizations are increasingly evaluating, identifying, quantifying and managing elements of environmental risk on a more proactive basis, to avoid the costs, liabilities, and other adverse effects of being found in noncompliance with regulations, as opposed to purely reacting to critical events, catastrophes, or violations.  This in turn has helped drive demand and growth for environmental services to help prevent, mitigate, and navigate such risks. We intend to grow our Environmental Services business by capitalizing on these trends. We believe that we will be able to grow organically through leveraging our relationships with our existing public and private sector clients, and potentially through selected acquisitions, we believe that we will be able to bolster the scope and geographic reach of our core environmental services areas.

During October 2012, EQ received notice of a formal determination of the Small Business Administration (“SBA”) that it was no longer a small business for purposes of qualifying for small business set asides on federal government procurements. After resolving the matters that led to such determination, EQ submitted an application for recertification to the SBA, and effective November 6, 2012, EQ was recertified as a small business for purposes of qualifying for small business set asides on federal government procurements. We do not believe that the gap in certification materially harmed our business.

We categorize the industry in which Environmental Services competes into three primary service areas:

Environmental Consulting

These services are designed to help government and industry protect the environment and natural resources and comply with regulations and laws. They include environmental engineering and consulting services to industry and government, air and water quality consulting, industrial hygiene, environmental modeling and risk assessments, regulatory compliance and multimedia permitting.

Remediation and Construction

These services are designed to help sustain the safety of natural resources by creating / rehabilitating infrastructure and restoring environments damaged by natural disasters and manmade activities. They include support to U.S. federal government, state and local governments and commercial clients for environmental engineering, remediation and construction, infrastructure development, and alternative energy.

Design Engineering

These services are designed to help industries operate through environmentally sustainable, responsible, and efficient means. Serving primarily the private sector, they include engineering evaluation and process optimization services to address environmental matters surrounding plants, processes, and pollution.

 Costs of sales from our Environmental Services segment include primarily direct labor and the costs of subcontractors.

Operating expenses include rent, compensation, depreciation, and other expenses related to operating the company as a whole.

Biodiesel Production Segment

We acquired our Biodiesel Production Facility in connection with the Beacon Merger in February 2011.  The Biodiesel Production Facility is located on 6.8 acres of land in an industrial park in Cleburne, TX (approximately 30 miles south of Fort Worth, TX).

Our Biodiesel Production Facility produces biodiesel through the processing of animal fats, various vegetable oils, and other secondary feedstock.  At full production capacity, our Biodiesel Production Facility can produce up to 12 million gallons of biodiesel per year, with the potential to expand to 18 million gallons per years with additional investment.  The prior owners of the Biodiesel Production Facility shut down the facility in early March 2010 due to cash flow and working capital difficulties brought about by the expiration of the Federal Biodiesel Tax Credit on December 31, 2009.  Since restarting production in April 2011, we have sold biodiesel to a handful of regional energy industry refiners and blenders on a spot sale basis and through our tolling agreement.  During the three and nine months ended September 30, 2012 we produced approximately 1.5 million and 5.0 million gallons of biodiesel, respectively. During the nine months ended September 30, 2011, we produced approximately 1.1 and 2.2 million gallons of biodiesel, respectively.

On November 1, 2011 we entered into a tolling agreement pursuant to which we agreed to produce biodiesel, beginning on December 1, 2011, using the Tolling Purchaser’s feedstock. The tolling agreement was extended in January, 2012, expired on February 29, 2012, and was replaced with a new two year tolling agreement effective April 2, 2012.  During the term of the agreement, we will dedicate and use the entire productive capacity of the Biodiesel Production Facility to produce biodiesel for the Tolling Purchaser.  In exchange, the Tolling Purchaser will supply all working capital for feedstock purchases, commit to purchase all finished biodiesel produced from this feedstock by our Biodiesel Production Facility, and pay to us a price per gallon of finished biodiesel produced that is intended to cover our Biodiesel Production Facility’s operating costs and include a service fee for production.

Our tolling agreement stipulates that we must meet certain production requirements during the term of the agreement. These requirements include delivering a minimum quantity of qualified biodiesel product in accordance with the agreement’s production and delivery schedule, and limiting feedstock yield losses (i.e. the amount of feedstock that is not successfully converted into biodiesel in our production process). If we fail to meet these production requirements, we are subject to risks, penalties, and additional costs. Additionally, the Tolling Purchaser has the right to unilaterally terminate our tolling agreement prior to its March 31, 2014 expiration date if any one of a number of conditions fails to be met. These conditions include (i) our customer’s failure to achieve a minimum average monthly profit margin from the sale of biodiesel produced by us; (ii) our failure to deliver a minimum quantity of qualified biodiesel product in accordance with the production and delivery schedule of the tolling agreement; and (iii) the failure of us and the Tolling Purchaser to agree upon a mutually acceptable tolling service fee per gallon of biodiesel produced by us during the second year of the agreement term.

During the three months ended September 30, 2012, we have seen a decline in the demand for biodiesel, as well as an increase in the costs of raw feedstock. These factors, as well as declining values of renewable identification numbers (“RINs”) which may be generated for each gallon of biodiesel produced and ultimately may be sold and traded separately governing values of each gallon produced, have lowered the margins for biodiesel producers. These market conditions are negatively impacting the purchasing decisions of our Tolling Purchaser. We are monitoring these conditions, the potential for additional government support, as well both the short and long-term prospects of the biodiesel business, and are evaluating steps that we might take to improve our biodiesel operating results, including evaluating strategic alternatives related to our biodiesel business.

We generate revenue from the sale of biodiesel on a spot basis and through tolling arrangements.  During the nine months ended September 30, 2012, our biodiesel revenue was solely through our tolling arrangement.

Costs of sales from our Biodiesel Production segment include primarily expenses incurred for feedstock, catalysts and other chemicals used in the production process where we are the producer of the biodiesel fuel.  In addition, whether we are the producer or not, costs of sales include utilities, salaries, and other direct and indirect expenses related to the operation of the production facility.

Operating expenses include rent, compensation, depreciation, and other expenses related to operating the company as a whole.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Overview

We reported consolidated net loss and net loss available to common stockholders of $171,662 for the three months ended September 30, 2012, as compared to a net loss and net loss available to common stockholders of $1,146,540 for the three months ended September 30, 2011. The decrease in net loss of $974,878 was primarily due to a $2,439,356 improvement in gross profit within our Environmental Services segment largely due to increased 2012 volume with the EPA and the 2011 loss in connection with the EPA Claim contract, offset by an increase in income tax expense of $1,771,461 principally due to the recognition in 2011 of net operating loss carryforwards and the increase in 2012 of the deferred tax valuation allowance.

Revenues

We had overall revenues of $25,955,677 for the three months ended September 30, 2012, as compared to revenues of $23,461,155 for the three months ended September 30, 2011, for an overall increase of $2,494,522 or 11%.  The increase in revenues for the three months ended September 30, 2012 consisted of an increase of $6,874,705 in our Environmental Services segment and offset by a reduction of $4,380,183 in our Biodiesel Production segment as explained below.

Our Environmental Services segment had revenues of $24,394,143 for the three months ended September 30, 2012, as compared to revenues of $17,519,438 for the three months ended September 30, 2011, for an overall increase of $6,874,705 or 39%.  The increase in revenues for the three months ended September 30, 2012 was primarily attributable to an increase in the amount of revenue earned from the EPA of $10,499,275.

Our Biodiesel Production segment had revenues of $1,561,534 for the three months ended September 30, 2012, as compared to revenues of $5,941,717 for the three months ended September 30, 2011, for a decrease of $4,380,183 or 74%.  The decrease in revenues is primarily due to the fact that during the three months ended September 30, 2012, we produced biodiesel exclusively under a tolling agreement under which we were supplied with all working capital for feedstock purchases and received a price per gallon of finished biodiesel produced that is intended to cover our operating costs and include a service fee, whereas the biodiesel produced during the three months ended September 30, 2011 was produced for our own account and sold at wholesale prices on the spot market.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   For the three months ended September 30, 2012, operating expenses included the costs incurred to prepare and file our registration statement on Form 10. Although we will have the continuing costs of operating a public company, we expect that our costs for professional fees will be lower in future periods. Our consolidated operating expenses for the three months ended September 30, 2012 and 2011 were $4,081,279 and $4,181,895, respectively.  The decrease in operating expenses of $100,616 was principally the result of our operating cost reduction actions, including reductions in headcount, that we have undertaken in 2011 and early 2012.

Our Environmental Services segment had total operating expenses of $3,464,741 for the three months ended September 30, 2012 as compared to $3,913,299 for the three months ended September 30, 2011.  This decrease of $448,558 was primarily due to a reduction in headcount resulting in a decrease in compensation expense of $414,283.

Our Biodiesel Production segment had operating expenses of $616,538 for the three months ended September 30, 2012 as compared to $268,596 for the three months ended September 30, 2011. The increase of $347,942 was principally attributable to an increase of $330,319 in operating expenses and professional fees, in part, the result of expenses incurred to prepare and file our registration statement on Form 10.

Nine Months Ended September 30, 2012 and 2011

Overview

We reported consolidated net loss and net loss available to common stockholders of $890,806 for the nine months ended September 30, 2012, as compared to a net loss of $3,096,713 and net loss available to common stockholders of $4,043,740 for the nine months ended September 30, 2011. The decrease in net loss of $2,205,907 was primarily due to a $2,549,225 improvement in gross profit within our Environmental Services segment largely due to increased 2012 volume with the EPA and the 2011 loss in connection with the EPA Claim contract and a $1,021,528 decrease in compensation expense in 2012 due to a reduction in headcount, offset by a $327,280 increase in interest expense due to the issuance of additional debt in late 2011 and early 2012 and a $3,054,966 reduction in income tax benefit, principally due to the recognition in 2011 of net operating loss carryforwards and the increase in 2012 of the deferred tax valuation allowance.

Revenues

We had overall revenues of $53,798,092 for the nine months ended September 30, 2012, as compared to revenues of $57,723,589 for the nine months ended September 30, 2011, for an overall decrease of $3,925,497 or 7%.  The decrease in revenues for the nine months ended September 30, 2012 consisted of an increase of $2,176,562 in our Environmental Services segment offset by a decrease of $6,102,059 in our Biodiesel Production segment as explained below.

Our Environmental Services segment had revenues of $48,612,028 for the nine months ended September 30, 2012, as compared to revenues of $46,435,466 for the nine months ended September 30, 2011, for an overall increase of $2,176,562 or 5%.  The increase in revenues for the nine months ended September 30, 2012 was primarily attributable to an increase in the amount of revenue earned from the EPA of $6,386,356 offset by decreases in remediation and construction, and environmental consulting revenues. The decreases in remediation and construction and environmental consulting services were primarily due to increased competition and a general slowdown in the government remediation and construction markets.

Our Biodiesel Production segment had revenues of $5,186,064 for the nine months ended September 30, 2012, as compared to revenues of $11,288,123 for the nine months ended September 30, 2011, for a decrease of $6,102,059 or 54%.  The decrease in revenues is primarily due to the fact that during the nine months ended September 30, 2012, we produced biodiesel exclusively under a tolling agreement under which we were supplied with all working capital for feedstock purchases and received a price per gallon of finished biodiesel produced that is intended to cover our operating costs and include a service fee, whereas the biodiesel produced during the nine months ended September 30, 2011 was produced for our own account and sold at wholesale prices on the spot market.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   For the nine months ended September 30, 2012, operating expenses included the costs incurred to prepare and file our registration on Form 10. Although we will have the continuing costs of operating a public company, we expect that our costs for professional fees will be lower in future periods.  Our consolidated operating expenses for the nine months ended September 30, 2012 and 2011 were $12,683,269 and $13,509,826, respectively.  The decrease in operating expenses of $826,557 or 6% was principally the result of our operating cost reduction actions, including reductions in headcount, that we have undertaken in 2011 and early 2012.

Our Environmental Services segment had total operating expenses of $9,955,804 for the nine months ended September 30, 2012 as compared to $11,945,218 for the nine months ended September 30, 2011.  This decrease of $1,989,414 was primarily due to a reduction in headcount and stock based compensation resulting in a decrease in compensation expense of $1,417,375.

Our Biodiesel Production segment had operating expenses of $2,727,465 for the nine months ended September 30, 2012 as compared to $1,564,608 for the nine months ended September 30, 2011. The increase of $1,162,857 was principally attributable to the fact that the Biodiesel Production Facility did not begin operations until April of 2011 and operating expenses were kept lower until the facility achieved higher production levels. The increase of $1,162,857 included in part $387,242 in increased waste removal costs incurred.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, our cash on hand was $2,430,256 and $1,835,629, respectively.  As of September 30, 2012 and December 31, 2011, our accumulated deficit was $6,355,992 and $5,465,186, respectively.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of September 30, 2012 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Revolving Credit Facility	$6,577,878	LIBOR plus 3.0%	January 21, 2014
Convertible Notes:
Beacon Merger Notes	1,650,000	10% per annum	Principal and accrued interest due February 7, 2014
Private Placement Notes
March 15 Notes	2,500,000	10% per annum	Principal and accrued interest due March 15, 2014
May 13 Notes	500,000	10% per annum	Principal and accrued interest due May 13, 2014
December 30 Notes	1,858,879	10% per annum	Principal and accrued interest due December 31, 2014
March 2012 Note	188,959	10% per annum	Principal and accrued interest due December 31, 2014
Total	$13,275,716

Cash Flow – For the Nine Months Ended September 30, 2012

Cash Flows – Operating Activities

Net cash provided by operating activities was $1,006,443 during the nine months ended September 30, 2012. Net cash inflows from operating activities for the nine months ended September 30, 2012 principally included (i) an increase in accounts payable and accrued expenses of $4,657,495, and (ii) non-cash items totaling $357,294, consisting primarily of $1,062,007 of depreciation and amortization charges offset by a $1,021,224 non-cash gain from the change in fair value of derivative liabilities. Net cash inflows were primarily offset by a net loss of $890,806 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $2,554,818, resulting from higher operating levels of the Environmental Services segment during the nine months ended September 30, 2012.

Cash Flows – Investing Activities

During the nine months ended September 30, 2012 we purchased property and equipment in the amount of $219,115.

Cash Flows – Financing Activities

During the nine months ended September 30, 2012, cash used in financing activities was $192,701.  During the period, $610,145 was provided by additional borrowings under the Loan Agreement (as defined below), $300,000 was used to pay off the Beacon Director Note, $154,608 was used to pay off the December 2010 Notes, $33,834 was used to pay down our capital lease obligations and $314,404 was used to pay debt financing costs.

Future liquidity and cash flows

On September 28, 2012, EQ and EQE entered into a loan agreement (“Loan Agreement”) with First Financial Bank, N.A. (“First Financial”) that provides for a revolving credit facility and a letter of credit facility. The Loan Agreement provides for maximum borrowings under the credit facilities of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (3.21% as of September 30, 2012). The Loan Agreement is secured by the assets of EQ and EQE, is guaranteed by the Company (supported by a pledge of all issued and outstanding stock of EQ) and expires on January 21, 2014. As of September 30, 2012, the available borrowing base under the Loan Agreement totaled approximately $9,700,000, including $2,000,000 attributable to obligations for letters of credit. As of September 30, 2012, $6,577,878 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ and EQE to maintain a fixed charge coverage ratio of no less than 1.20 to 1, initially reportable for the quarterly period ended December 31, 2012 (ii) limit certain capital expenditures by EQ and EQE to $250,000 per fiscal year. As of and for the quarterly period ended September 30, 2012, the Company was in compliance with the terms and conditions under the Loan Agreement. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, (iii) a line of credit fee of 2.0% per annum and (iv) a one-time loan fee of $85,000. On November 9, 2012, EQ and EQE received a waiver from the Bank for an event of default under the Loan Agreement resulting from EQ’s loss of its certification as a small business under the SBA guidelines in October 2012.   EQ was recertified as a small business under SBA guidelines effective November 6, 2012.

The Loan Agreement replaced EQ and EQE’s financing agreement with U.S. Bank, N.A. (“U.S. Bank”) due to expire on March 31, 2013, which has been terminated. The agreement with U.S. Bank contained financial covenants that required EQ to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage ratio. As of December 31, 2011, EQ was not in compliance with the fixed charge coverage ratio requirements for U.S. Bank. On January 31, 2012, U.S. Bank waived the events of default that occurred during the year ended December 31, 2011. Furthermore, for the month of May, 2012, EQ was not in compliance with U.S. Bank’s minimum EBITDA requirements.

Management believes that our cash balances on hand, cash flows generated from operations, and availability under the Loan Agreement will be sufficient to fund our net cash requirements through September 30, 2013. However, in order to execute our long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of our environmental services business, we may need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, offerings to existing management, our principal investors, including ACP II, or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matters set forth below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Biodiesel Supplier Claim

On July 9, 2009, Beacon received a demand letter from Gavilon, LLC (“Gavilon”) to the Biodiesel Production Facility through its legal counsel for the payment of $357,729 in alleged raw material purchases and commitments made by Beacon in 2008. On March 11, 2010, Gavilon filed a lawsuit against Beacon in the Superior Court of the State of Delaware with regard to its claims against EQM amounting to $357,729. We believe we are not liable for any amount exceeding $145,329. We have engaged legal counsel and intend to defend our position. There is no assurance that our ultimate liability for this matter will not exceed $145,329.

EPA Claim for Equitable Adjustment

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with the Madison County Contract. Under the EPA Claim, we asserted that we suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract. The amount of the EPA Claim is approximately $6,000,000. However, we are not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts.

Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC, was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, we were informed that our ACE CLAIM was initially denied by the U.S. Army Corp of Engineers. We are working with the staff of the Corp of Engineers to resolve this matter in order to collect amounts that we believe are properly due to us. As of September 30, 2012, the Company had a receivable from such joint venture of approximately $148,000.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”).  We completed the FOB Hope Project in March 2008.  We have submitted our findings to the U.S. Air Force Inspector General and the U.S. Office of Inspector General of the Department of Defense on a number of occasions in an effort to be admitted into the Federal government’s Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible violations.  We were accepted into the Voluntary Disclosure Program, have answered all questions of and submitted all information requested by the Federal government concerning this matter, and are awaiting feedback from the Federal government. We do not believe that the results of this investigation will have a material effect on our operations.

FOB Hope Project Claim for Equitable Adjustment

In 2008, we filed a request with the U.S. Air Force for an equitable adjustment in connection with the FOB Hope Project (the “Air Force Claim”).  We completed the FOB Hope Project in March 2008.  The Air Force Claim is being reviewed, but we have not been provided with a specific time line for final resolution of the Air Force Claim and we are not able to determine the amount that might be received in connection with the Air Force Claim. We do not believe that the results of this matter will have a material effect on our operations.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.
10.2	Security Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.
10.3	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association.
10.4	Guaranty, dated as of September 28, 2012, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Technologies & Energy, Inc.

Date: November 14, 2012	By:	/s/ James E. Wendle
Name: James E. Wendle
Title: President and Chief Operating Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Robert R. Galvin
Name: Robert R. Galvin
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.
10.2	Security Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.
10.3	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association.
10.4	Guaranty, dated as of September 28, 2012, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

