Form 10-Q/A
period 2012-09-30
EQM Technologies & Energy, Inc.
filed 2012-11-20
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On November 14, 2012, EQM Technologies & Energy, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Filing”). The Company hereby amends and restates in its entirety its Original Filing to (i) furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T and (ii) to include the appropriate dated signatures on the certifications of the Company’s Principal Executive Officer and Principal Financial Officer, as applicable, filed as Exhibits 31.1, 31.2, 32.1 and 32.2. The signature dates for the certifications were inadvertently omitted from the Original Filing.

No other changes have been made to Original Filing other than (i) the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language) and (ii) the re-filing of Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.*
10.2	Security Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.*
10.3	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association.*
10.4	Guaranty, dated as of September 28, 2012, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed as an exhibit to the Original Filing on November 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Technologies & Energy, Inc.

Date: November 20, 2012	By:	/s/ James E. Wendle
Name: James E. Wendle
Title: President and Chief Operating Officer
(Principal Executive Officer)

Date: November 20, 2012	By:	/s/ Robert R. Galvin
Name: Robert R. Galvin
Title: Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.*
10.2	Security Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC.*
10.3	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association.*
10.4	Guaranty, dated as of September 28, 2012, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*  Previously filed as an exhibit to the Original Filing on November 14, 2012.