Form 10-K
period 2012-12-31
EQM Technologies & Energy, Inc.
filed 2013-04-01
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.24) was $3,605,135. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 28, 2013, there were 41,473,570 shares of the registrant’s common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART I

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “EQM” refer to EQM Technologies & Energy, Inc., a Delaware corporation, and its subsidiaries.

FORWARD LOOKING STATEMENTS

The statements contained in this document that are not purely historical are “forward-looking statements”.  Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties.  Forward-looking statements contained in this document include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Such forward-looking statements are included under Item 1.  “Business” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1.  “Business,” Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this document.

Item 1. Business

A.	Overview

We are a leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services to government and commercial business. Our solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  We have longstanding relationships and multi-year contracts with numerous federal agencies, including the Environmental Protection Agency (“EPA”), the U.S. Department of Defense and the U.S. Army Corps of Engineers, as well as private sector clients across numerous industries. Our focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

Since the 1970s, there has been a significant increase in environmental legislation that has benefitted the environmental services industry substantially.  As compliance with these laws is mandatory and violations can be punitive, environmental services have become more strategic and mission critical activities for companies and public agencies that have been subjected to these complex policies.  We believe that organizations are increasingly evaluating, identifying, quantifying and managing elements of environmental risk on a more proactive basis, to avoid the costs, liabilities, and other adverse effects of being found in noncompliance with regulations, as opposed to purely reacting to critical events, catastrophes, or violations.  This in turn has helped drive demand and growth for environmental services to help prevent, mitigate, and navigate such risks. We intend to grow our business by capitalizing on these trends. We believe that we will be able to grow organically through leveraging our relationships with our existing public and private sector clients, and potentially through selected acquisitions, we believe that we will be able to bolster the scope and geographic reach of our core environmental services areas.

Our common stock is quoted on the OTCQB Marketplace, under the symbol “EQTE”. We are headquartered in Cincinnati, OH with satellite offices and operations in 11 states. We have approximately 215 employees of which 130 are full time and 85 are part time. The mailing address of our headquarters is 1800 Carillon Boulevard, Cincinnati, OH 45240, and the telephone number at that location is (513) 835-7500. Our corporate website is located at www.EQM.com .

Recent Developments

Acquisition of Vertterre

On December 27, 2012, we acquired all of the capital stock of Vertterre Corp., a New Mexico corporation (“Vertterre”). Vertterre, based in Albuquerque, NM, with an additional location in Lewisville, TX and Bloomfield, NM, is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between us and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.3 million, consisting of $833,867 in cash, 1.0 million shares of our common stock, fair valued at $180,000 (the “Sandoval Shares”), and an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by us upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by us from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. As of December 31, 2012, the fair value of the Earnouts was de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to us under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

In connection with our acquisition of Vertterre, on December 27, 2012, Sandoval entered into an employment agreement with Environmental Quality Management, Inc. (“EQ”), a wholly-owned subsidiary of the Company, pursuant to which he will serve as a Vice President of the Company and will continue to operate and grow Vertterre.

Sale of the Biodiesel Production Facility

On December 31, 2012, the Company and Beacon Energy (Texas) Corp., a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly owned subsidiary of Delek US Holdings, Inc. On January 22, 2013, EQM Biofuels changed its name to “EQM Biofuels Corp.” Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its biodiesel production facility (“Biodiesel Production Facility”) based in Cleburne, TX and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of our former biodiesel production segment (“Biodiesel Production”).

Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to us related to the federal biodiesel blenders tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, we paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility and we paid approximately $387,035 in fees and closing costs in connection with the transaction and intend to use the remainder of the proceeds for general corporate purposes.

Through our former Biodiesel Production segment, we operated our Biodiesel Production Facility designed and constructed to produce high quality biodiesel from a broad range of inputs and feedstocks and sold finished biodiesel to regional refiners and blenders. We acquired our former Biodiesel Production segment in February 2011 in connection with the Beacon Merger (defined below), at which time the Biodiesel Production Facility was not in operation. We successfully restarted the Biodiesel Production Facility in April 2011. The balance sheet and results of operation of the Biodiesel Production segment have been re-classified as discontinued operations within our consolidated financial statements included below in Item 15. Exhibits, Financial Statements and Schedules.

B.	Corporate History

Prior to Beacon Merger

Beacon

Beacon Energy Holdings, Inc., a Delaware corporation (“Beacon”), was formed on June 25, 2008 as a wholly-owned subsidiary of Laurence Associates Consulting, Inc., a Nevada corporation (“Laurence”). On July 2, 2008, Laurence merged (the “Laurence Merger”) with and into Beacon, pursuant to an Agreement and Plan of Merger dated as of June 26, 2008 (the “Laurence Merger Agreement”), for the purpose of changing its state of incorporation from Nevada to Delaware and changing its name.

Simultaneously with the closing of the Laurence Merger, Beacon Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Beacon, merged (the “BEC Merger”) with and into Beacon Energy Corp., a Delaware corporation formed on September 5, 2006 (“BEC”), pursuant to an Agreement and Plan of Merger, dated as of June 30, 2008 (the “BEC Merger Agreement”). Under the BEC Merger Agreement, upon the closing of the BEC Merger, BEC became a subsidiary of Beacon. As a result of the BEC Merger, BEC’s former stockholders acquired a majority of Beacon’s common stock. For accounting purposes, the BEC Merger was treated as an acquisition of Beacon by BEC and a recapitalization of BEC. Accordingly, BEC’s historical financial statements for periods prior to the BEC Merger become those of Beacon.

Following the BEC Merger, Beacon and its subsidiaries operated as a producer and marketer of biodiesel until Beacon shut down its biodiesel production business in early March 2010 due to cash flow and working capital difficulties brought about by the expiration of the Federal Biodiesel Tax Credit on December 31, 2009.

EQ

EQ, an Ohio corporation, was formed on September 24, 1990 under the name “Professional Environmental Quality, Inc.” and changed its name to “Environmental Quality Management, Inc.” on September 26, 1990.

Since its inception, EQ and its subsidiaries have operated as an environmental engineering, consulting, and remediation and construction firm, serving customers including the EPA, the U.S. Air Force, U.S. Navy and U.S. Army Corps of Engineers, as well as private sector clients in the cement, steel, food, consumer products, industrial production, and transportation industries.

Beacon Merger

On February 7, 2011, pursuant to a merger agreement dated as of January 25, 2011 (the “Beacon Merger Agreement”), EQ consummated a “reverse merger” transaction with Beacon and Beacon Acquisition, Inc. (“Acquisition Sub”), an Ohio corporation and a wholly-owned subsidiary of Beacon. EQ merged with and into Acquisition Sub with the result that, on February 7, 2011, EQ became a subsidiary of Beacon (the “Beacon Merger”).

Following the Beacon Merger, Beacon changed its name to “EQM Technologies & Energy, Inc.” and became EQM, as it is known today. As a result of the Beacon Merger, EQ’s former stockholders acquired a majority of EQM’s common stock and EQ’s officers and directors became officers and directors of EQM. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon by EQ and a recapitalization of EQ. The historical consolidated financial statements prior to February 7, 2011 are those of EQ. In connection with the Beacon Merger, EQ has restated its statements of stockholders’ equity and redeemable preferred stock on a recapitalization basis so that all equity accounts are now presented as if the recapitalization had occurred as of the beginning of the earliest period presented.

Pursuant to the terms of the Beacon Merger Agreement, the former stockholders of EQ were issued a total of 33,185,049 shares of the Company’s common stock, including 11,433,858 shares held in escrow pursuant to the terms of the Beacon Merger Agreement (the “Escrow Shares”), and 952,381 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), in exchange for their shares of EQ common stock, junior preferred stock and senior preferred stock, and all accrued but unpaid dividends on their shares of preferred stock. The Escrow Shares were released to their holders on February 7, 2012 in accordance with the terms of the Beacon Merger Agreement and the related escrow agreement.

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of secured promissory notes of Beacon, accruing interest at 15% per annum and due and payable on April 10, 2012 (the “Old Beacon Notes”), were issued (i) in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, new subordinated convertible promissory notes in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014 (the “Beacon Merger Notes”), and (ii) in exchange for the accrued but unpaid interest under the Old Beacon Notes, a total of 311,780 shares of our common stock.

In connection with the Beacon Merger, we acquired the net assets of Beacon, consisting principally of the Biodiesel Processing Facility. The consideration exchanged in the Beacon Merger was determined by EQM to have a fair value of $1,225,000.

On January 10, 2013, we completed the sale of substantially all of the assets of our Biodiesel Production segment (including substantially all of the operating assets of Beacon acquired in the Beacon Merger) in the Biodiesel Transaction and we paid in full the outstanding principal and accrued interest of the Beacon Merger Notes.

Mission

Our mission is to be a premier national environmental engineering, consulting, and remediation and construction firm that helps private and public organizations manage and control their environmental risks and comply with regulatory requirements, and advises on the advancement of renewable fuels. The following core principles guide how we operate our business:

•	Recruit and Retain a Highly Skilled and Dedicated Workforce. We strive to hire and train the very best scientists, engineers and consultants, and leverage their skills to deliver value added solutions to our clients. Our workforce is diverse and includes leading experts in our fields. Our entrepreneurial nature and commitment to success provide challenges and opportunities for our employees.
•	Provide Efficient and Cost Effective Solutions. We leverage the skills and talents of our dedicated resources with those of our strategic partners, to deliver high quality and competitively priced services and solutions.
•	Deliver Professionalism and Excellence. We incorporate superior and disciplined project management and excellence in safety and quality in all of our services.
•	Uphold Ethics and Integrity. We conduct our business with honesty and integrity, in compliance with all laws and regulations.

C.	Our Business

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

We are managed out of our Cincinnati, OH office and have approximately 215 employees, including approximately 95 engineers and scientists, 58 administrative personnel, including personnel who provide executive and administrative support for the corporate office, and 62 field employees. In addition to supporting customers from our headquarters in Cincinnati, OH, we provide services through a total of nine branch and field offices located throughout the United States, as shown below.

Our Offices
Albuquerque, NM Bloomfield, NM Cincinnati, OH (headquarters) Chicago, IL Durham, NC Geneseo, IL	Lewisville, TX New Orleans, LA Roanoke, VA Sacramento, CA San Antonio, TX Seattle, WA

Leveraging our extensive knowledge base in environmental services, cleantech technology, process design and engineering, government contracting, and alternative energy, we offer a wide range of services, including evaluation and conceptual design, detailed final process and engineering design, turn-key design build projects, project and construction management, and logistics management. Our focus areas include air quality, water and wastewater, industrial hygiene and safety, community relations support, remediation and emergency response and hazardous waste site cleanup. We also offer services for alternative energy, waste-to-fuel and fuels production projects and have supported projects that include biodiesel and ethanol production, co-generation, waste-to-fuel, and energy and fuel production from biomass.

We have longstanding relationships and multi-year contracts with numerous federal agencies including the EPA, the U.S. Air Force, U.S. Navy and U.S. Army Corps of Engineers, as well as private sector clients in the cement, steel, food, consumer products, industrial production, and transportation industries.

Industry and Market Opportunity

Since the 1970s, there has been a significant increase in environmental legislation. The most significant of these include:

•         Clean Air Act – designed to govern and control air emissions and pollution; includes provisions governing the minimum annual volume of renewable fuel to be used in the United States

•         National Environmental Policy Act (NEPA) of 1969 – established procedural requirements for all federal government agencies to prepare Environmental Assessments (EAs) and Environmental Impact Statements (EISs) that detail the environmental impact of major federal actions; virtually all federal agencies are subject to NEPA, and most state agencies have requirements similar to NEPA

•         Comprehensive Environmental Response, Compensation, And Liability Act of 1980 (CERCLA) / Superfund –authorizes the federal government to order responsible parties to study and clean up / remediate sites that are contaminated with hazardous substances, or, to itself undertake and fund such activities

•         The Resource Conservation And Recovery Act of 1976 (RCRA) – governs the disposal of solid and hazardous waste and imposes performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes, with “cradle to grave” coverage

•         Safe Drinking Water Act of 1996 (SDWA) – designed to ensure safe drinking water for the public, by requiring the EPA to set standards for drinking water quality and oversee all states, localities, and water suppliers who implement these standards

•         Federal Water Pollution Control Amendments of 1972 (Clean Water Act (CWA)) –governs water pollution

•         Occupational Safety and Health Act of 1970 (OSHA) – designed to ensure that employees are provided with work environments free from recognized hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, or unsanitary conditions

•         Great Lakes Legacy Act (GLLA) of 2002 (and the Great Lakes Legacy Reauthorization Act of 2008) – provides the legislative authority for assessing and characterizing sediment contamination and related environmental impairments in the Great Lakes, and also provides the means for remediating the contamination and impairments and restoring the Great Lakes and related watersheds

These and other environmental regulations have benefitted the environmental services industry substantially. As compliance with these laws is mandatory and violations can be punitive, environmental services have become more strategic and mission critical activities for companies and public agencies. We believe that organizations are increasingly evaluating, identifying, quantifying and managing elements of environmental risk on a more proactive basis to avoid the costs, liabilities, and other adverse effects of being found in noncompliance with regulations, as opposed to purely reacting to critical events, catastrophes, or violations. This in turn has helped drive demand and growth for environmental services to help prevent, mitigate, and navigate such risks.

We categorize the environmental services industry into three primary service areas:

•

Environmental Consulting

These services are designed to help government and industry protect the environment and natural resources and comply with regulations and laws. They include environmental engineering and consulting services to industry and government, air and water quality consulting, industrial hygiene, environmental modeling and risk assessments, regulatory compliance and multimedia permitting. These services also include energy engineering, consulting and waste-to-energy services.

•

Remediation and Construction

These services are designed to help sustain the safety of natural resources by creating / rehabilitating infrastructure and restoring environments damaged by natural disasters and manmade activities. They include support to the U.S. federal government, state and local governments and commercial clients for environmental engineering, remediation and construction, infrastructure development, and alternative energy.

•

Design Engineering

These services are designed to help industries operate using environmentally sustainable, responsible, and efficient means. Serving primarily the private sector, they include engineering evaluation and process optimization services to address environmental matters surrounding plants, processes, and pollution.

Our Strategy

Our strategy is to develop and maintain strong relationships with a broad range of private and public sector customers that have ongoing needs for environmental services. Our goal is to be recognized as a premier supplier of environmental services with a reputation for excellent quality, customer service, reliability, and integrity. The main elements of our strategy are the following:

Build Upon our Proven History, Experience, and Reputation to Win New Business. We have a long history in the environmental services industry and have been successfully serving our customers over the past 18 years. Our excellent relationships and long reference list of customers, including the EPA, U.S. Department of Defense, and the U.S. Army Corps of Engineers, provide us with the credibility and track-record to attract and aggressively compete for new business opportunities.

Capitalize on our Extensive Technical and Multi-Disciplinary Knowledge Base to Deliver a Full Portfolio of Services.   Since our inception, we have provided innovative consulting and engineering services to a plethora of industries and addressed a broad spectrum of projects and activities. This experience has enabled us to build a significant knowledge base across several critical environmental service disciplines. As a result, this knowledge base well positions us to serve as a “one stop shop” to address numerous facets of a customer’s environmental services needs with a broad range of services.

Provide National Coverage and Local Delivery.    Although nationwide marketing and sales coverage are key to our growth and to identifying and securing new business opportunities, we believe that regional presence and local proximity to our clients is instrumental to thoroughly understanding their needs and delivering comprehensive services. As a result, we have significantly broadened our geographic presence in recent years through strategic alliances and internal growth, and will continue to pursue geographic expansion, organically and via acquisitions, to regions where we believe our presence would be strategic.

Identify and Expand into New Service Areas.  We believe that we are particularly strong in air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup. We will seek to complement these core competencies by adding expertise in additional disciplines via organic growth or acquisition, in an effort to expand the breadth of services offered to our customers and increase revenue opportunities.

Actively Attract, Recruit and Retain Strategic Hires.   We focus on attracting and retaining top-quality individuals who provide technical skills, innovative thinking, teamwork, and dedication to maintaining long-term client relationships. We believe that our full-service capabilities, internal coordination and networking programs, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals who support our long-term growth.

Utilize Comprehensive Information Technology and Control Systems. As a result of our long and successful track-record of providing services to the U.S. Government, we are required to maintain strict internal controls, policies, and systems that are subject to regular audits and reviews by federal agencies. Building upon this history and experience with the federal government, we take a proactive approach to implementing and maintaining information technology and control systems throughout our organization to provide our management team with the visibility to drive efficiencies in operations, and ensure compliance with regulations and laws.

Invest in Strategic Acquisitions.    We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings, extend our geographic presence, and drive strategic and financial synergies. We continuously evaluate the marketplace for strategic acquisition opportunities and intend to make acquisitions that will help establish our position in certain emerging business areas or further strengthen our position in our more established service offerings. We believe that our reputation and publicly traded equity make us an attractive partner and platform for such acquisitions.

Business Overview

We deliver environmental services through three primary service groups: Environmental Consulting, Remediation & Construction, and Design Engineering.

Environmental Consulting

The Environmental Consulting service group employs a staff of 43 and operates primarily out of Cincinnati, Ohio. Through our Environmental Consulting service group, we provide the following services:

•	Air Services – Air Quality & Air Pollution Control, Air Emission Testing, Modeling

•	Community Relations – communications assistance to industry, utilities, government and non-profit clients on a wide range of environmental, health and safety issues
•	Environmental Due Diligence – comprehensive environmental site assessments to assess environmental conditions and risks associated with properties
•	Environmental, Health, Safety & Security Auditing – environmental, health, safety and security audits to assess the compliance status with an array of environmental, health, safety and security regulations
•	Greenhouse Gases Consulting – management services including carbon footprint analysis and strategy development
•	Industrial Hygiene & Safety – evaluate and develop controls for workplace chemical substances, microbiological agents, physical agents (e.g., noise), and process-related safety hazards
•	Multimedia Environmental Compliance Assessment Services – environmental assistance to ensure compliance with permit conditions and overall regulatory compliance.
•	Wastewater and Storm Water Engineering – design and construction of wastewater treatment systems
•	Water Management / Wastewater Engineering – preparation of direct and indirect wastewater discharge permit applications, construction permits for wastewater treatment systems, and permit negotiation
•	Energy Engineering – Engineering consulting and waste-to-energy services

These services are delivered to customers across a wide range of industries including food processors, consumer products manufacturers, steel producers, technology and capital equipment producers, electric utilities and transportation companies.

Remediation and Construction

The Remediation and Construction service group employs a staff of 103 and operates primarily out of five offices in Cincinnati, Ohio, Chicago, Illinois, New Orleans, Louisiana, Seattle, Washington, and Sacramento, California. Through our Remediation & Construction group, we provide the following services:

•	Construction Management – construction, sustainment, restoration, conversion and modernization of facilities and infrastructure
•	Disaster Recovery – recovery following natural (e.g., hurricanes, typhoons, tornados, floods) or man-made (e.g., spills, aircraft accidents or terrorist actions) disasters
•	Environmental Remediation – design and construction/installation of remediation measures to clean up contaminated sites in order to reduce threats to human health and the environment and to meet standards approved by federal, state, or local regulatory agencies
•	Environmental Studies & Investigations – determine extent of potential contamination (type of contaminates and physical dimensions) from previous or ongoing site activities
•	Emergency and Time Critical Response to Hazardous Waste Site Incidents – cleanup of spills and hazardous waste sites that pose an imminent threat to human health and the environment

•	Support of Remedial Systems – long-term monitoring/operations and maintenance of remedial systems for contaminated soil, sediment, and groundwater

The cleanup and remediation work we perform is designed to provide many direct benefits to our customers and to the properties and communities where the work is completed. These include the containment and removal of the hazardous conditions that were threatening local environments and human health, the return of blighted properties back to beneficial land use, and the reduction of our customers’ overall environmental program costs.

During the past 18 years a total of 54 major Federal contracts have been won and successfully performed by this service group. Our primary customers include various Federal agencies, including the EPA, U.S. Army Corps of Engineers, U.S. Air Force, and U.S. Navy. We occasionally perform work for other Federal agencies (e.g., Forest Service, Fish and Wildlife, Bureau of Land Management) and also for various state and local governments and selected industrial customers.

EPA – We have had a long standing and very strong business relationship with our largest customer, the EPA, which dates back to 1993. In addition to providing the same services that are available to all Remediation and Construction clients, we deliver several specialized and time critical services to the EPA including: emergency and time critical cleanup of hazardous waste sites; cleanup of petroleum and hazardous materials spills on waterways; emergency response and cleanup actions related to natural disasters (e.g., hurricanes, tornados, and floods) and manmade incidents of national importance (e.g., biological, chemical, and nuclear terrorists incidents); and remediation of contaminated sediments from lakes, rivers and streams and related habitat restoration. These services are provided throughout the United States, with a primary emphasis on EPA Regions 5, 6, 9 and 10.

Our EPA contracts are comprised of both project-specific and long-term multi task order type contracts. Most notably, these contracts include multi-year EPA Emergency and Rapid Response Services (“ERRS”) blanket order contracts, which are designed to support numerous individual task orders (i.e., projects) over the term of the contract. Each blanket order contract gives us and a handful of other firms (generally 3 – 5) exclusive rights (shared among the firms) to bid on projects within the specified region.  Subject to minimum guarantees, the total revenue that might be recognized on each contract is dependent on the availability of projects and funding from the EPA and the competitiveness of our bids and proposals.  Minimum guaranteed revenue at inception ranges from $150,000 to $2.0 million on our ERRS contracts.  The maximum potential revenue on these contracts ranges from $34 million to $354 million.  There is no assurance as to our ability to realize any amount above the minimum value of any particular contract.  Contract performance periods generally range from five to seven years.

Since 1993, our group has been awarded 20 contracts from the EPA, in connection with which we have realized revenue of $754 million as of December 31, 2012. A total of 1,276 individual projects have been completed under these contracts since 1993. As of December 31, 2012, six EPA contracts are active, of which during the years 2007 through 2012, the total revenue realized on these active contracts was $204 million and the total aggregate maximum potential value of these active contracts is over $805 million. Six of these contracts are ERRS contracts and the work on these contracts is being performed in EPA Regions 5, 6, 9 and 10. The other active contract is being performed for the EPA Great Lakes National Program Office (GLNPO), and involves the remediation of contaminated sediments from lakes, streams, and rivers in the Great Lakes Basin. Total revenue realized on the GLNPO contract as of December 31, 2012 is $16 million.

Active EPA Contracts as of December 31, 2012:

			As of December 31, 2012 ($ in millions)
Contract	Geographic Coverage	Performance Period	Maximum Potential Revenue (1)	Revenue Realized	Maximum Potential Remaining Amount of Contract
ERRS Region 10 (2)	OR, WA, ID, AK	2/2007 – 7/2012	$34	$29	$5
ERRS Region 9	CA, NV, AZ, HI and US Islands	2/2007 – 2/2015	63	41	22
ERRS Region 6	TX, LA, AR, OK, NM	5/2007 – 5/2015	354	61	293
ERRS Region 5	OH, IN, MI, IL, WI, MN	7/2008 – 7/2015	105	42	63
EPA Great Lakes National Program Office	NY, PA, OH, IN, MI, IL, WI, MN	8/2011 – 8/2018	150	16	134
ERRS Region 9	CA, NV, AZ, HI and US Islands	4/2012 – 4/2019	99	15	84
Total Active EPA Contracts as of December 31, 2012			$805	$204	$601

(1)	The amounts herein represent the maximum potential amount of revenue that could be recognized on a particular contract. There is no guarantee that we would be able to realize any amount of revenue above what we have already recognized.
(2)	On January 30, 2013, we were awarded the renewal of ERRS Region 10 with maximum potential revenue of $50 million, with work under the contract allowed to begin February of 2013.

EPA Claim for Equitable Adjustment

In 2008, the EPA released a solicitation for bid for a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri (the “Madison County Contract”). This bid solicitation stated the amount of contaminated soil to be removed during the term of the Madison County Contract, and asked bidders to submit bids for a ‘fixed price per ton’ to be paid by the EPA for each ton of contaminated soil removed. We submitted a ‘fixed price per ton’ bid amount designed to cover our costs and achieve a target profit margin for the project, based on the amount of contaminated soil tonnage stated in the EPA’s bid solicitation. In September 2009, the EPA awarded the Madison County Contract to us. As the Madison County Contract was reaching completion, it became apparent that the actual tonnage being excavated from residential properties was significantly less than the quantities assumed in the EPA solicitation for the Madison County Contract. As a result, our actual project costs significantly exceeded our billings to the EPA. The Madison County Contract was completed in October 2011. There were unbilled costs at project completion. On January 23, 2012, we filed a request with the EPA for an equitable adjustment in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim is $6,200,533. However, we are not able to determine the amount that might be received in connection with the EPA Claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. The EPA has filed a motion for dismissal. We are challenging the EPA’s motion, and a ruling on the motion is expected in April 2013.

Design Engineering

Our Design Engineering service group employs a staff of 48 and operates primarily out of our Chicago, IL office. Through our Design Engineering group, we provide the following services:

•	Computational Fluid Dynamics (CFD) modeling – design optimizations and visual simulation for illustration of applications
•	Construction & Project Management – startup and commissioning support, equipment checkout, field engineering services, technical analysis of contractor bids, and contractor compliance monitoring
•	Electrical Engineering – power distribution, lighting systems, grounding systems, instrumentation and control
•	Mechanical Engineering – planning & overall conceptual design, piping & plumbing systems, Heating, Ventilation and Air Conditioning (HVAC) and ductwork systems and equipment and installation specifications
•	Structural Engineering – building and equipment foundations, steel buildings and structures (i.e., access platforms, stairs, ladders, supports, etc.) and design analysis of existing structures
•	Structural Inspections – overhead cranes and runways, steel building and structures, walking and working surfaces, stack and piping inspections

These services principally address environmental matters surrounding plants, processes, and pollution, and are delivered using state of the art software, technical tools, and our proprietary models.

Our Design Engineering services group primarily serves private sector clients across a broad range of verticals, with a particular focus on the steel, cement, food and consumer products, and utilities industries.

Major Customers

The EPA and the U.S. Air Force accounted for 68% and 11% of our total revenues for the year ended December 31, 2012 and 51% and 14% of our total revenue for the year ended December 31, 2011. All of these revenues represent work performed under government contracts. For each of these two major customers, we have multiple multiyear contracts, as discussed earlier in this section. Our business is not deemed to be dependent upon any one of the multiyear contracts which make up our business with each of the U.S. Air Force and the EPA.

Our arrangements with the EPA are described in detail in the subsection Remediation and Construction, above. Our arrangements with the U.S. Air Force are primarily remediation and construction services.  Our wide range of projects includes building improvements to strategic facilities, runway upgrades and improvements and cleanups, and waste disposal projects.

Public Sector

We provide services to multiple government and public sector agencies. During the years ended December 31, 2012 and 2011, revenues from the public sector represented 88% and 81%, respectively of consolidated revenues.

Contracts

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type.

	For the year ended December 31,
Contract Type	2012	2011
Fixed-price	14.8%	34.6%
Time and materials	80.1	65.3
Cost-plus	5.1	0.1
Total	100.0%	100.0%

Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially.

Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts.

Under our cost-plus contracts, we are reimbursed for allowable costs and fees. If our costs exceed the contract ceiling without prior approval or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus contract partially depends upon the client’s discretionary periodic assessment of our performance on that contract.

Some contracts with the U.S. federal government are subject to annual funding approval. U.S. federal government agencies may impose spending restrictions that limit the continued funding of our existing contracts and may limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on us. All contracts with the U.S. federal government may be terminated by the government at any time, with or without cause.

Conflicts of Interest and Government Audits

U.S. federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us from bidding for or performing government contracts resulting from or related to certain work we performed under past contracts. In addition, services performed for a commercial or government sector client may create conflicts of interest that preclude or limit our ability to obtain work for a private organization. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts could affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing or potential conflict of interest.

Our contracts with the U.S. federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (“DCAA”). The DCAA generally seeks to: (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate a contractor's policies, procedures, controls and performance; and (iii) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA: examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards (“CAS”) and defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”). The DCAA also performs an annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

The DCAA reviews all types of U.S. federal government proposals, including those of award, administration, modification and re-pricing. The DCAA reviews include an analysis of our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the U.S. federal government may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the U.S. federal government could have a material adverse effect on us.

In accordance with our corporate policies, we maintain controls to minimize any occurrence of fraud or other unlawful activities that could result in severe legal repercussions, including the payment of damages and/or penalties, criminal and civil sanctions, and debarment. In addition, we maintain preventative audit programs and mitigation measures to ensure that appropriate control systems are in place.

We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, some of our contracts require that we provide payment and performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

Marketing and Business Development

Our corporate executive management team establishes the scope and range of services we provide and our overall business strategy. Business development activities are implemented by the same technical and professional management staff that deliver our services (we refer to these personnel as “doer-sellers”) with support from internal and external (i.e. consultants) sales and marketing professionals. We believe that these “doer sellers” have the best understanding of a client’s needs and the effect of local or client-specific technical requirements, issues, laws and regulations. Our professional staff members hold frequent meetings with existing and potential clients, give presentations to civic and professional organizations, and present seminars on current technical topics. Essential to the effective development of business is each staff member’s access to all of our service offerings through our technical and geographic network. Our strong internal network and our sophisticated information technology systems help our “doer sellers” recognize opportunities to provide new services to existing clients and broaden our client base in core services. We market throughout the client organizations we target, focusing on opportunities to deliver solutions to emerging programs and provide full-service support. Our “doer sellers” and sales and marketing support staff are always forward looking in their efforts and constantly pulsing our customers and those business and regulatory forces that drive our customers’ businesses so that we can be timely in identifying and pursuing opportunities. As such, we develop proposal and bid strategies months and often years before a formal request for bid is issued by a customer, which significantly increases our chances of success and percentage of wins on those proposals we submit.

Competition

The markets for our services are highly competitive and we are subject to competition within each of our service groups. There are numerous environmental services and engineering firms that offer many of the same services offered by us, and range in size from large multinational full service firms to regional niche single service providers. The profile of our competition varies and is a function of the industry and customer requirements of the prospective opportunity. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, past performance, and innovation and timeliness of the firm’s service versus its cost to determine which firm offers the best value. When less work is available in a given market, price becomes an increasingly important factor.

We compete primarily on the basis of our reputation for quality, breadth of service capabilities, customer service, reliability, and integrity. We believe that our long track-record in the environmental services industry, excellent reference list of high profile customers, and extensive multidiscipline knowledge base enable us to effectively attract and compete for new business.

We pursue new business opportunities that are available on an open bid (i.e., no restriction on size of bidder) and small business set aside basis. Small business set aside opportunities offered by federal agencies can only be pursued by firms with fewer than 500 employees, which thereby limits the universe of qualified competitors. While we currently are designated as a small business and continue to seek these opportunities when appropriate, if we were to experience significant growth and lose this status, we would no longer be able to participate in these programs directly. We would, however, in some cases be able to continue to seek work on set-aside projects as a subcontractor or joint venture partner to a prime contractor that qualifies under the designation. We will continue to evaluate our contracting strategy together with our growth strategy to optimize the opportunities available to us within the competitive landscape.

Backlog

We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We expect that most of our backlog at December 31, 2012 will be recognized as revenue during the following twelve months, as work is performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings. During the previous 18 months, we were awarded a number of new contracts and task orders with an aggregate potential value of over $300 million. Most recently, during February 2013, we were awarded a seven-year blanket-order contract designed to support numerous individual ERRS projects within Region 10, with maximum potential revenue of approximately $50 million. This new contract replaces our previous ERRS Region 10 contract, which expired on January 31, 2013, and under which we realized the contract’s maximum potential revenue. As of December 31, 2012, we had outstanding long term contracts totaling nearly $601 million in maximum potential value (i.e., contract capacity) with a backlog of funded near term projects and task orders of approximately $35.2 million.

F. Regulations

We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

Environmental Regulations

A substantial portion of our business involves planning, design, program management and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials. These activities require us to manage, handle, remove, treat, transport and dispose of toxic and hazardous substances.

Some environmental laws, such as the Superfund law and similar state and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

Certain of our business operations are covered by U.S. Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we perform.

Government Procurement Regulations

The services we provide to the U.S. federal government are subject to Federal Acquisition Regulations (FAR) and other rules and regulations applicable to government contracts. These rules and regulations:

•	require certification and disclosure of all cost and pricing data in connection with the contract negotiations under certain contract types;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In addition, services provided to the U.S. Department of Defense are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and our government contracts are subject to renewal or extension annually or every two to three years.

G. Seasonality

We experience seasonal trends in our business as a function of several factors including our customers’ normal business cycle and practices, and the weather. Seasonal inclement weather conditions occasionally cause some of our offices to close temporarily and hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring, summer and fall months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

H. Potential Liability and Insurance

Our business activities could expose us to potential liability under various environmental laws and under Occupational Safety and Health Administration and other workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. We believe that both policies provide adequate coverage for our business.

We obtain insurance coverage through a broker that is experienced in the professional liability field. The broker and our risk manager regularly review the adequacy of our insurance coverage. Because there are various exclusions and retentions under our policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance policies or paid by our carrier.

We evaluate the risk associated with claims. If we determine that a loss is probable and can be reasonably estimated, we establish an appropriate reserve. A reserve is not established if we determine that a claim has no merit or is not probable or cannot be reasonably estimated. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

I.  Employees

We have approximately 215 employees, of which 130 are full-time and 85 are part time. None of our employees are represented by a labor organization or under any collective bargaining agreements. Our relationships with our employees are good.

Item 1A. Risk Factors

Risks Related to our Business

Our revenues are primarily derived from the public sector. Changes and fluctuations in the public sector’s spending priorities, or the loss of business from one of these key customers, could materially affect our future revenue and growth prospects.

Our primary customers, which compose a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any loss of one or more of these key customers as well as any significant changes or fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by any of those key customers may increase competitive pressure within our industry which could result in lower revenues and margins in the future.

Our government contracts may present risks to us.

As a provider of services to U.S. government agencies, we are exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. We are also subject to audits, cost reviews and investigations by government contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds. In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time, possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, each of which could have a material adverse effect on our business. Other remedies that our government clients may seek for improper activities or performance issues include sanctions such as forfeiture of profits and suspension of payments.

Our government contracts present us with other risks as well. Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, our contracts with government agencies may be only partially funded or may be terminated, and we may not realize all of our potential revenues and profits from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Our business may be negatively affected by the results of the investigation regarding the FOB Hope Project.

On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has no information that the $3.25 million claim is accurate, and is requesting additional information from the DCAA regarding its findings and considering its response. The ultimate resolution of this investigation may have a material impact on our financial statements.

We may not recover any benefit under our EPA Claim for Equitable Adjustment.

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with the Madison County Contract. Under the EPA Claim, we asserted that we suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract. The amount of the EPA Claim is approximately $6,000,000. However, we are not able to determine the amount that might be received in connection with this claim. Any amount that we may receive in connection with the claim will be recorded as a gain upon the receipt of such funds. The EPA has filed a motion for dismissal. We are challenging the EPA’s motion, and we expect a ruling on the EPA’s motion in April 2013.

Our business is dependent upon environmental laws and regulations, over which we have no control.

Laws and regulations related to the protection of the environment are significant drivers of demand for our business. Any relaxation, modification, or repeal of these laws, or changes in governmental policies regarding the funding or enforcement of these laws, would likely have an adverse impact on our business.

Unpredictable economic cycles or uncertain demand for our engineering capabilities and related services could cause our revenues to fluctuate or contribute to delays or the inability of customers to pay our fees.

Demand for our services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Adverse economic conditions, changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time to time that may decrease our clients’ ability to obtain financing and could cause delays or failures to pay our fees as a result.

Our future success depends on our ability to attract, hire, and retain talented professionals and employees

As a services based business, our growth depends on our ability to continually attract, hire, and retain talented professionals and employees, including well-qualified scientists, engineers, technical professionals, and management personnel. Our inability to retain these well-qualified personnel and recruit additional well-qualified personnel on a cost efficient basis would have a material adverse effect on our business, prospects, financial condition, results of operations and ability to successfully implement our growth strategies.

A significant portion of our business is conducted on a fixed-price basis.

Recently, more of our business is being conducted on a fixed price basis. Under our fixed-price contracts, we receive a predetermined price for our performance regardless of the amount of our actual costs. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. As a result, the profitability of fixed-price contracts may vary substantially.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope of services requested by clients or labor disputes or other disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.

We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time or be debarred by the government.

Our compliance with the laws and regulations relating to the procurement, administration, and performance of our government contracts is dependent upon our ability to ensure that we properly design and execute compliant procedures. Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue. Because U.S. federal laws permit government agencies to terminate a contract for convenience, the U.S. federal government may terminate or decide not to renew our contracts with little or no prior notice.

We are subject to routine U.S. federal, state and local government audits related to our government contracts. If audit findings are unfavorable, we could experience a reduction in our profitability.

Our government contracts are subject to audit. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to federal government regulations. We are subject to audits for several years after payment for services has been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts. None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our revenue, profits and cash flow.

Our inability to continue to win or renew government contracts could result in material reductions in our revenues and profits.

We have increased our contract activity with the U.S. federal, state and local governments in recent years. We compete for and win a number of these contracts based on application of a quality based standard. Our ability to earn revenues and maintain margins from our existing and future government projects will depend upon the continuation of these quality based selection standards as well as the availability of funding by our served and targeted government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

If our relationship or reputation with government clients deteriorates for any reason and affects our ability to win new contracts or renew existing ones, we could experience a material revenue decline.

Our involvement in partnerships, joint ventures, and use of subcontractors exposes us to operating losses and additional legal and market reputation damages.

Our methods of service delivery include the use of partnerships, subcontractors, joint ventures and other ventures. If our partners or subcontractors fail to satisfactorily perform their obligations as a result of financial or other difficulties, we may incur operating losses and we may be unable to adequately perform or deliver our contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. Additionally, we may be exposed to claims for damages that are a result of a partner’s or subcontractor’s performance. We could also suffer contract termination and damage to our reputation as a result of a partner’s or subcontractor’s performance.

In addition, we may participate in partnerships, joint ventures or other ventures in which we do not hold the controlling interest. To the extent the partner with the controlling interest in such an arrangement makes decisions that negatively impact that entity, our business, financial condition and results of operations could be negatively impacted.

Employee, partner, joint venture, or subcontractor misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition, and results of operations.

We use “percentage-of-completion” accounting methods for many of our projects. This method may result in volatility in reported revenues and profits.

Our revenues and profits for many of our contracts are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of labor costs incurred to date to total labor costs projected to be incurred for the entire project. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any change orders that have been generally agreed upon but not approved. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

We experience seasonal trends in our business

Seasonal inclement weather conditions occasionally cause some of our offices to close temporarily and hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring, summer and fall months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

We engage in various service activities that are subject to environmental regulations

A substantial portion of our business involves planning, design, program management and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials. These activities require us to manage, handle, remove, treat, transport and dispose of toxic and hazardous substances. Some environmental laws, such as the Superfund law and similar state and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities. Certain of our business operations are covered by U.S. Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we perform.

Our business depends on continuous uninterrupted service to clients.

As a provider of professional services, we rely heavily on computer, information and communications technology and related systems in order to properly operate and control our business. Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches and similar events or disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. Additionally, because of our geographic diversification, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business.

Due to the nature of the work we perform to complete our contracts, we may be subject to significant liability claims and contract disputes.

Our contracts often involve projects where design, construction or systems failures, or accidents, could result in substantially large or punitive damages for which we could have liability. Our practice involves professional judgments regarding the planning, design, development, construction, operations and management of facilities and public infrastructure projects. Although we have adopted a range of insurance, risk management, safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

Our inability to comply with the financial covenants under our loan agreement with our senior lender could impact our liquidity for working capital needs and our growth strategy.

Our loan agreement with our senior lender provides for a revolving credit facility of up to $10,000,000 (subject to a borrowing base calculation) through January 21, 2014. The loan agreement contains financial covenants that require us to maintain a minimum fixed charge coverage ratio, as defined in the loan agreement. As of December 31, 2012, we were in compliance with our financial covenants under the loan agreement. If we fail to comply with such financial covenants going forward, under certain circumstances after a cure period, the senior lender may demand the repayment of all borrowings outstanding, which could negatively impact our liquidity for working capital needs and our ability to execute our growth strategy

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

We may need additional financing in order to effectively execute our business plan. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

Our insurance may not protect us against our business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we will maintain insurance at levels we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosures of confidential information, trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information through the use of confidentiality agreements and employment agreements. Nevertheless, these agreements may be breached, or may not be enforceable, and our proprietary information may be disclosed. Further, despite the existence of these agreements, third parties may independently develop substantially equivalent proprietary information and techniques. Accordingly, it may be difficult for us to protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Moreover, we cannot be absolutely certain that any processes or technology we use in our business do not infringe upon any valid claims of patents that other parties own. In the future, if we are found to be infringing on a patent owned by a third party, we might have to seek a license from such third party to use the patented processes or technology. We cannot be absolutely certain that, if required, we would be able to obtain such a license on terms acceptable to us, if at all. If a third party brought a legal action against us or our licensors, we could incur substantial costs in defending ourselves, and we cannot assure you that such an action would be resolved in our favor. If such a dispute were to be resolved against us, we could be subject to significant damages.

Our business strategy is to grow the business both organically and through acquisitions. This strategy of growth may subject us to certain risks and uncertainties.

As part of our strategy, we seek to grow both organically and through strategic acquisitions. Our organic initiatives may involve entering new markets where we currently do not have a presence. Risks associated with achieving our organic growth objectives include higher than anticipated levels of competition, incorrect assumptions about the timing of market development and size, and the relative experience levels of key company personnel involved in the development of new markets on our behalf. In addition, we may invest resources currently into organic growth initiatives that may take a significant amount of time to come to fruition, or may never materialize at all. This would result in reduced margins and cash flow. Acquisitions also present a myriad of risks, including failure to realize anticipated synergies, difficulties with the integration of the acquired business and/or with the retention of key personnel from the acquired company, cultural differences with the acquired company, significant transaction costs associated with the purchase and assimilation of the business, the risk of subjecting our company to unknown liabilities associated with the acquired business, and the potential impairment of goodwill associated with the transaction. In addition, there is a risk that we may not be able to identify suitable targets at appropriate valuations that will enable us to execute on our growth strategy. Also, as part of executing an acquisition, we may utilize equity in the Company to partially fund the transaction, which could dilute share ownership. In the event we use our cash or borrowings under our credit agreement as consideration for certain acquisitions we may make, we could significantly reduce our liquidity.

We are engaged in highly competitive markets that pose challenges to continued revenue growth.

Our business is characterized by competition for contracts within the government and private sectors in which service contracts are typically awarded through competitive bidding processes. We compete with a large number of other service providers who offer services that are substantially similar to the principal services we offer, a number of which have greater resources than us. In this competitive environment, we must leverage our technical proficiency, quality of service, extensive knowledge base and experience to pursue future contract awards and related revenue and profit growth.

We found a material weakness in our disclosure controls and procedures and concluded that they were not effective as of December 31, 2012.

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to a material weakness related to our inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process.

Our failure to successfully remediate this material weakness could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information.  Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price.  For a discussion of steps being evaluated to remediate this material weakness, please see Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

Risks Related to our Stock

Our common stock is quoted on the OTCQB Marketplace and the market price for our common stock may be volatile.

Our common stock is quoted on the OTCQB Marketplace, an inter-dealer electronic quotation and trading system for equity securities. The OTCQB Marketplace is a market for companies that are current in their reporting with a U.S. regulator. Quotation of our common stock on the OTCQB Marketplace may limit the liquidity and price of our common stock more than if our common stock were quoted or listed on The NASDAQ Stock Market or another national exchange. Some investors may perceive our common stock to be less attractive because they are traded in the over-the-counter market. In addition, as an OTCQB Marketplace company, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB Marketplace. These factors may have an adverse impact on the trading and price of our common stock.

The market price for our common stock may be highly volatile and subject to wide fluctuations in response to factors including the following:

• actual or anticipated variations in our operating results;

• announcements of developments by us, our strategic partners or our competitors;

• announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

• adoption of new accounting standards affecting our industry;

• additions or departures of key personnel;

• sales of our common stock or other securities in the open market; and

• other events or factors, many of which are beyond our control.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We may be obligated to redeem our Series A Preferred Stock beginning on February 7, 2014.

At any time after February 7, 2014, the holders of the outstanding shares of our Series A Preferred Stock may require that all or part of any of our issued and outstanding shares of Series A Preferred Stock be redeemed by us out of funds lawfully available at a price of approximately $3.15 per share. If all of our holders of Series A Preferred Stock elect to have their shares redeemed, our obligation would be approximately $3,000,000. If the assets of the Company are not sufficient to pay this amount in full, then all of these assets would be distributed among the holders of the Series A Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of Series A Preferred Stock would be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of Series A Preferred Stock.

We are currently controlled by Argentum Capital Partners II, L.P. and its affiliates, which may vote their shares in a manner that is not in the best interest of other stockholders.

Argentum Capital Partners II, L.P. (“ACP II”), a limited partnership licensed under the United States Small Business Administration’s (SBA) Small Business Investment Company (SBIC) participating securities program, and its affiliates control approximately 62.0 % of the voting power represented by our outstanding shares of common stock as of March 28, 2013. As a result, they are able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, they will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of December 31, 2012, we had outstanding shares of Series A Preferred Stock convertible into a total of 8,571,429 shares of common stock, convertible notes and accrued interest convertible into a total of 15,894,481 shares of common stock, options to purchase 4,061,900 shares of common stock and warrants to purchase 201,817 shares of common stock. The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

Future sales and issuances of our equity securities or rights to purchase our equity securities, including pursuant to equity incentive plans, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be further diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders.

There are 5,000,000 shares of our common stock reserved for issuance under our 2011 Stock Option Plan, of which 4,061,900 shares have been allocated for and issued, and are outstanding stock options. Stockholders will experience dilution in the event that additional shares of common stock are issued under the 2011 Stock Option Plan, or options previously issued or to be issued under the 2011 Stock Option Plan are exercised.

Our common stock will likely be considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

The market price of our common stock is, and will likely remain for the foreseeable future, less than $5.00 per share, and therefore will be a “penny stock” according to SEC rules, unless our common stock is listed on a national securities exchange. The OTCQB Marketplace is not a national securities exchange. Designation as a “penny stock” requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of current holders of our common stock to sell their shares. Such rules may also deter broker-dealers from recommending or selling the common stock, which may further limit its liquidity. This may also make it more difficult for us to raise additional capital in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 1800 Carillon Boulevard, Cincinnati, OH 45240. We lease one building at that location, which contains approximately 38,320 square feet of office space.

We offer nation-wide coverage from our leased offices throughout the United States, which include our corporate office in Cincinnati, OH, as well as field offices in Albuquerque, NM, Bloomfield, NM, Chicago, IL, Durham, NC, Geneseo, IL, Lewisville, TX, New Orleans, LA, Roanoke, VA, Sacramento, CA, San Antonio, TX, , and Seattle, WA.

We do not own any of our properties.

Item 3. Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matters set forth below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Biodiesel Supplier Claim

On July 9, 2009, Beacon received a demand letter from Gavilon, LLC (“Gavilon”) to the Biodiesel Production Facility through its legal counsel for the payment of $357,729 in alleged raw material purchases and commitments made by Beacon in 2008. During early 2010, Gavilon filed a lawsuit against Beacon in the 18th District Court of Johnson County, Texas and on March 11, 2010, Gavilon filed a lawsuit against Beacon in the Superior Court of the State of Delaware, with regard to its claims against EQM amounting to $357,729.

On December 26, 2012, we entered into a settlement agreement with Gavilon, in which we made payments of $110,000 on December 26, 2012 and $65,000 during January 2013, in full satisfaction of this obligation. On January 28, 2013, the 18th District Court of Johnson County, Texas and the Superior Court of the State of Delaware each granted motions to dismiss any claims against Beacon and the Company and the lawsuits were dismissed.

EPA Claim for Equitable Adjustment

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with the Madison County Contract. Under the EPA Claim, we asserted that we suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract. The amount of the EPA Claim is approximately $6,000,000. However, we are not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. The EPA has filed a motion for dismissal. We are challenging the EPA’s motion, and a ruling on the motion is expected in April 2013.

Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC (“QRI”), was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, we were informed that our ACE Claim was initially denied by the U.S. Army Corp of Engineers. As of December 31, 2012, the Company’s receivable from such joint venture was fully reserved for. During February 2013, Q2 settled its ACE Claim with the U.S. Army Corp of Engineers. We expect that during April of 2013 we will receive a partial payment from Q2 and QRI in connection with our claims against Q2. We do not believe that this partial payment will be material to our financial statements.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). We completed the FOB Hope Project in March 2008. We submitted our findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. We were accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has no information that the $3.25 million claim is accurate, and is requesting additional information from the DCAA regarding its findings and considering its response. As of December 31, 2012, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to our FOB Hope Project. The Company has not accrued any additional amounts in response to the letter received on March 26, 2013.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 28, 2012, our stock has been quoted on the OTCQB Marketplace. Prior to August 28, 2012, our common stock was quoted on the OTC Pink Market, also known as the “Pink Sheets”, under the symbol “EQTE”. Trading in our common stock on the Pink Sheets commenced on February 7, 2011 following the consummation of the Beacon Merger and our resulting recapitalization. Trading in our common stock currently is limited, with an average of approximately 3,373 shares trading per day for the 12 months prior to March 11, 2013. According to our transfer agent, as of March 26, 2013, there were approximately 137 holders of record of our common stock.

We have outstanding shares of Series A Preferred Stock convertible into a total of 8,571,429 shares of common stock, convertible notes and accrued interest convertible into a total of 15,894,481 shares of common stock (as of December 31, 2012), options to purchase 3,858,000 shares of common stock and warrants to purchase 201,817 shares of common stock.  All of the outstanding shares of our common stock are eligible for resale under Rule 144 and we have entered into registration rights agreements with respect to the shares of common stock underlying the Private Placement Notes (discussed in detail in Item 13 below).

The following table sets forth the range of high and low bid information for our common stock for the periods indicated, as quoted on the OTCQB Marketplace for the period August 28, 2012 through December 31, 2012 and on the Pink Sheets for the period February 7, 2011 through August 27, 2012. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Price Range
	Low	High
Year ended December 31, 2011
First Quarter (from February 7 to March 31, 2011)	$0.14	$1.00
Second Quarter	$0.35	$1.01
Third Quarter	$0.35	$0.40
Fourth Quarter	$0.15	$0.35

Year ended December 31, 2012
First Quarter	$0.15	$0.19
Second Quarter	$0.15	$0.24
Third Quarter	$0.24	$0.55
Fourth Quarter	$0.15	$0.35
Year ended December 31, 2013
First Quarter (through March 26, 2013)	$0.20	$0.75

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services to government and commercial business. Our solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  Our focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

Since the 1970s, there has been a significant increase in environmental legislation that has benefitted the environmental services industry substantially.  As compliance with these laws is mandatory and violations can be punitive, environmental services have become more strategic and mission critical activities for companies and public agencies that have been subjected to these complex policies.  We believe that organizations are increasingly evaluating, identifying, quantifying and managing elements of environmental risk on a more proactive basis, to avoid the costs, liabilities, and other adverse effects of being found in noncompliance with regulations, as opposed to purely reacting to critical events, catastrophes, or violations.  This in turn has helped drive demand and growth for environmental services to help prevent, mitigate, and navigate such risks. We intend to grow our business by capitalizing on these trends. We believe that we will be able to grow organically through leveraging our relationships with our existing public and private sector clients, and potentially through selected acquisitions, we believe that we will be able to bolster the scope and geographic reach of our core environmental services areas.

On February 7, 2011, pursuant the Beacon Merger Agreement, we consummated the Beacon Merger. As a result of the Beacon Merger, our former stockholders acquired a majority of our post-combination common stock and our officers and directors became officers and directors of EQM. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon and a recapitalization of the Company. In connection with the Beacon Merger, we acquired our former Biodiesel Production segment in February 2011, at which time the Biodiesel Production Facility was not in operation. We successfully restarted the Biodiesel Production Facility in April 2011. The historical consolidated financial statements prior to February 7, 2011 are ours. In connection with the Beacon Merger, we have restated our statements of stockholders’ equity and redeemable preferred stock on a recapitalization basis so that all equity accounts are now presented as if the recapitalization had occurred as of the beginning of the earliest period presented. The Beacon Merger is described in detail above in Item 1. Business, B. Corporate History.

On December 27, 2012, we acquired all of the capital stock of Vertterre pursuant to the Vertterre Agreement for a purchase price of approximately $1.3 million, consisting of $833,867 in cash, the Sandoval Shares, and the Sandoval Note. The seller also may receive the additional consideration in the form of the Earnouts. As of December 31, 2012, the fair value of the Earnouts was determined to be de minimis. The acquisition of Vertterre is described in detail above in Item 1. Business, A. Overview.

On January 10, 2013, the Company and EQM Biofuels completed the Biodiesel Transaction, in which EQM Biofuels sold substantially all of the assets of our former Biodiesel Production segment pursuant to the terms of the Biodiesel Purchase Agreement. Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to us related to the federal biodiesel blenders tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, we paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and we paid approximately $387,035 in fees and closing costs in connection with the transaction and intend to use the remainder of the proceeds for general corporate purposes. The Biodiesel Transaction is described in detail above in Item 1. Business, A. Overview. The balance sheet and results of operation of the Biodiesel Production segment have been re-classified as discontinued operations within our consolidated financial statements included below in Item 15. Exhibits, Financial Statements and Schedules.

Critical Accounting Estimates and Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. The use of estimates is an integral part of determining cost estimates to complete under the percentage-of-completion method of accounting for contracts. Management also utilizes various other estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and goodwill, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of net assets acquired in the Beacon Merger, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

We earn revenue by providing services, typically through cost-plus, fixed-price, and time-and-materials contracts. In providing these services, the Company typically incurs direct labor costs, subcontractor costs and certain other direct costs (“ODCs”), which include “out-of-pocket” expenses.

Revenue is recognized under the percentage-of-completion method of accounting for fixed price contracts.

As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method. Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident. Profit incentives and/or award fees are recorded as revenues when the amounts are both probable and reasonably estimable.

The majority of our contracts fall under the following types:

Cost-Plus.   Tasks under these contracts can have various cost-plus features. Under cost-plus fixed fee contracts, clients are billed for our costs, including both direct and indirect costs, plus a fixed negotiated fee. Under cost-plus fixed rate contracts, clients are billed for our costs plus negotiated fees or rates based on its indirect costs. Some cost-plus contracts provide for award fees or penalties based on performance criteria in lieu of a fixed fee or fixed rate. Contracts may also include performance-based award fees or incentive fees.

Fixed-Price.   Under fixed-price contracts, our clients are billed at defined milestones for an agreed amount negotiated in advance for a specified scope of work.

Time-and-Materials.   Under our time-and-materials contracts, we negotiate hourly billing rates and charges based on the actual time that is expended, in addition to other direct costs incurred in connection with the contract. Time-and-materials contracts typically have a stated contract value.

We assess the terms of its contracts and determine whether to report revenues and related costs on a gross or net basis. For at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts. For agency relationships, where we act as an agent for its clients, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. There were no revenues from agency contracts during the periods presented.

Long-lived Assets

We account for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the year ended December 31, 2012.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the year ended December 31, 2012, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We may record goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach”, which is based on estimates of future net cash flows and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for either of the years ended December 31, 2012 or 2011.

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

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.
•	Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.
•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The derivative liabilities are measured at fair value using the Black Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the Company’s derivative liabilities are discussed in Note 11 and Note 15 of the consolidated financial statements for the years ended December 31, 2012 and 2011, included in Item 15 of this Form 10-K.

In accordance with the provisions of ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”), we presented the derivative liabilities at fair value on the consolidated balance sheet, with the corresponding changes in fair value recorded in our consolidated statements of operations for the applicable reporting periods. We computed the fair value of the derivative liabilities at the date of issuance and the reporting dates of December 31, 2012 and 2011 using both the Black-Scholes option pricing and Monte Carlo pricing methods. We determined that the conversion feature included an implied downside protection feature. As such, we performed a Monte Carlo simulation and concluded that the value of the downside protection feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the derivative liabilities.

The fair value of our common stock was derived from the valuation of us using a combination of the discounted cash flows method and comparable companies’ methods that included multiples based upon the last twelve months and forward revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). Management determined that the results of its valuation are reasonable. The term represents the remaining contractual term of the derivative. The volatility rate was developed based on analysis of the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue). The risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates. The dividend yield is zero because we have not paid dividends and do not expect to pay dividends in the foreseeable future.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets.  In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered (i) that the Company had taxable income from 2006 through 2010 of $8.0 million and anticipates generating a sufficient level of future profits in order to realize the benefits of its deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income (including the taxable income that we intend to generate in 2013 upon the closing of the sale of our Biodiesel Production Facility) to realize the benefits of its remaining recorded deferred tax assets. The Company believes that the continued growth of its business will produce positive operating results.  As of and for the year ended December 31, 2012, based upon certain economic conditions and historical losses through December 31, 2012, management established a partial valuation allowance of $596,654.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards.   As of December 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes.  The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.   No interest or penalties were recorded during the years ended December 31, 2012 and December 31, 2011.

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with ASC 815 and ASC 480 “Distinguishing Liabilities from Equity”, which require us to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible debt instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options”. We record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. We also record, when necessary, deemed dividends for the fair value of conversion options embedded in preferred stock.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the our own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the our own stock as defined in ASC 815-40 “Contracts in Entity's Own Equity”. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  We assess the classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of our preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. Our preferred shares feature certain redemption rights that are considered by us to be outside our control. Accordingly, the Series A Preferred Stock is presented as temporary equity in the mezzanine section of our consolidated balance sheets.

Stock-Based Compensation

We account for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

We account for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. We recognize compensation costs over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

Results of Operations

Overview of Key Business Issues

Within Part I, Item 1. Business of this Annual Report, we provide a substantial discussion regarding the nature of and key drivers of our business. As a service provider, we rely heavily on long-term relationships and multi-year contracts with numerous federal agencies and private sector clients across a number of different industries. We note that for the year 2012, approximately 88% of our revenues were derived through our remediation and construction services group, the principal customer of which is the EPA. We recognize that having a pipeline of government contracts is important to ensuring future revenue streams. As such, we discuss in detail our current contracts with the EPA, under which we had the potential to realize revenue of approximately $804,000,000 as of December 31, 2012. This amount reflects the maximum potential amount of revenue that could be recognized under these contracts and is not a guarantee that we will be able to realize any amount of revenue above what we have already recognized under these contracts.

Further, we recognize that there are risks inherent to our government contracting business. For example, as discussed below, our revenues and gross profit for the year ended December 31, 2011 were adversely impacted by the performance a single fixed-price per unit remediation and construction contract (Madison County Project), for which we are attempting to recover amounts we believe are due to us from the EPA. Most of our government contracts are costs-plus contracts, which are differentiated from the Madison County Project type of contract. During the year ended December 31, 2012, our revenues returned to $79,516,646, as compared to $60,830,207 for the year ended December 31, 2011.

Our management team has been working to improve the overall efficiency of our operations. Cost cutting and efficiency improvements through the application of technology have helped us to reduce our operating expenses to a level of $13,743,418 for the year ended December 31, 2012, as compared to $15,452,042 for the year ended December 31, 2011. Furthermore, we incurred substantial costs in 2011, principally professional fees for accounting and legal services, while preparing to become a public company. Although we incurred additional compliance and reporting costs in 2012 and expect to incur compliance and reporting costs going forward in connection with our being a public company, these costs have been, and are expected to remain, lower than the costs incurred in 2011.

Years Ended December 31, 2012 and 2011

Overview

We reported consolidated net loss and net loss available to common stockholders of $1,367,956 for the year ended December 31, 2012, as compared to a net loss of $4,214,778 and net loss available to common stockholders of $5,161,805 for the year ended December 31, 2011. The decrease in net loss available to common stockholders of $3,793,849 was primarily due to a $3,245,816 improvement in gross profit as a result of losses on the Madison County Contract in 2011 without similar losses in 2012, and a $1,769,790 decrease in administrative related compensation expense in 2012 due to a reduction in headcount, offset by a $417,946 increase in interest expense due to the issuance of additional debt in late 2011 and early 2012.

Revenues

We had revenues of $79,516,646 for the year ended December 31, 2012, as compared to revenues of $60,830,207 for the year ended December 31, 2011, for an overall increase of $18,686,439 or 31%.  The increase in revenues for the year ended December 31, 2012 was primarily attributable to an increase in the amount of revenue earned from the EPA of $20,557,132, offset by decreases in other remediation and construction projects, and environmental consulting revenues. The decreases in non EPA remediation and construction projects and environmental consulting services were primarily due to increased competition and a general slowdown in the government remediation and construction markets.

Operating Expenses

Our consolidated operating expenses for the years ended December 31, 2012 and 2011 were $13,743,418 and $15,452,042, respectively.  The decrease in operating expenses of $1,708,624 or 11% was principally the result of our operating cost reduction actions, including a reduction in compensation expense of $1,769,790 due to reductions in headcount.

Operating expenses are primarily driven by compensation expenses, rent and facility costs, bad debt and professional fees.  We believe that our continued efforts to manage all of our operating cost categories will help us to contain our operating costs in future periods.

Operating (Loss) Income

We had consolidated operating income of $51,526 for the year ended December 31, 2012 and consolidated operating loss of $4,902,914 for the year ended December 31, 2011. The improvement in operating income of $4,954,440 was primarily attributable to losses of approximately $3,600,000 on the Madison County Contract during the year ended December 31, 2011 without similar losses in 2012, as well as a decrease in operating expenses of $1,708,624.

Results of Discontinued Operations

Loss from discontinued operations, net of tax, was $1,642,669 and $985,362 for the years ended December 31, 2012 and 2011, respectively. The increase in loss from discontinued operations for the year ended December 31, 2012 was primarily due to an increase in operating expenses of $1,068,739 for the ongoing fixed maintenance and operating costs of the Biodiesel Production Facility, which did not begin operations until April 2011 and experienced lower operating expenses until the facility achieved higher production levels, combined with lower revenues due to the fact that during the year ended December 31, 2012, we produced biodiesel exclusively under a tolling agreement under which we were supplied with all working capital for feedstock purchases and received a price per gallon of finished biodiesel produced that is intended to cover our operating costs and include a service fee, whereas the biodiesel produced during the year ended December 31, 2011 was produced for our own account and sold at wholesale prices on the spot market.

Liquidity and Capital Resources

As December 31, 2012, our cash on hand was $42,219 and our accumulated deficit was $6,833,142.

Sources of Liquidity

We have historically met our liquidity requirements principally through operating cash flows, the sale of equity and debt securities and our bank line of credit.  Our borrowings as of December 31, 2012 were as follows:

	Principal Outstanding	Interest Rate	Maturity Date

Loan Agreement	$4,910,773	LIBOR plus 3.0%	January 21, 2014
Convertible Notes:
Beacon Merger Notes	1,650,000	10% per annum	Principal and accrued interest due February 7, 2014
Private Placement Notes
March 15 Notes	2,500,000	10% per annum	Principal and accrued interest due March 15, 2014
May 13 Notes	500,000	10% per annum	Principal and accrued interest due May 13, 2014
December 30 Notes	1,858,879	10% per annum	Principal and accrued interest due December 31, 2014
March 2012 Note	188,959	10% per annum	Principal and accrued interest due December 31, 2014
Sandoval Note	250,000	5% per annum	Principal and accrued interest due December 27, 2015
Total	$11,858,611
Discounts	(624,751)
Total, Net of discounts	$11,233,860

	As reported at December 31, 2012
Loan agreement	$4,910,773
Notes payable	250,000
Convertible promissory notes, net	6,073,087
	$11,233,860

Beacon Merger Notes

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of secured promissory notes of Beacon, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012, referred to as the Old Beacon Notes, were issued in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, new subordinated convertible promissory notes of the Company in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014, referred to as the Beacon Merger Notes. The principal and accrued interest of the Beacon Merger Notes were convertible, at the option of the holder, into a total of 1,187,136 and 229,513 shares of the Company’s common stock, respectively, as of December 31, 2012, and 1,187,136 and 106,354 shares, respectively, as of December 31, 2011, at a conversion price of $1.3899 per share (subject to adjustment in accordance with the terms of the Beacon Merger Notes). The Beacon Merger Notes were subordinate to the Company’s obligations to its senior lender, were secured by a lien on the Biodiesel Production Facility, and provided for customary events of default, the occurrence of which may have resulted in all of the Beacon Merger Notes then outstanding becoming immediately due and payable. The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of as of December 31, 2012 and December 31, 2011 was $319,000 and $188,507, respectively.

In January 2013, we used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of the Beacon Merger Notes, which were secured by the assets sold in the Biodiesel Transaction, and the Beacon Merger Notes were cancelled.

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. Of the $1,858,579 principal amount of the December 30 Notes sold, $1,535,000 was converted from principal amount of the Demand Notes (See Note 10 – Notes Payable), $23,879 from accrued interest on the Demand Notes, $250,000 from principal amount of the EQ Officer Transition Note (See Note 10 – Notes Payable), and $50,000 was received in cash. Of the $188,959 principal amount of the March 2012 Note sold, $150,000 was exchanged for principal amount of the EQ Officer Transition Note and $38,959 for accrued and unpaid interest thereon. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of December 31, 2012 and December 31, 2011 was $743,295 and $229,452, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender and the Beacon Merger Notes. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012 and 12,147,198 and 573,630 shares, respectively, as of December 31, 2011, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre, the Company issued the Sandoval Note in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015. The amount of accrued and unpaid interest under the Sandoval Note as of December 31, 2012 was $140.

Cash Flow – For the Year Ended December 31, 2012

Cash Flows – Operating Activities

Net cash provided by operating activities was $1,287,323 during the year ended December 31, 2012. Net cash inflows from operating activities for the year ended December 31, 2012 principally included (i) an increase in accounts payable and accrued expenses of $2,755,125 and (ii) non-cash items totaling $632,943, consisting primarily of $1,496,300 of depreciation and amortization charges offset by a $1,522,086 non-cash gain from the change in fair value of derivative liabilities. Net cash inflows were primarily offset by a net loss of $1,367,956 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1,567,507.

Cash Flows – Investing Activities

During the year ended December 31, 2012, cash flows used in investing activities consisted of $833,867 used in our acquisition of Vertterre and purchases of property and equipment in the amount of $237,364.

Cash Flows – Financing Activities

During the year ended December 31, 2012, cash used in financing activities was $1,869,927, including $1,056,960 used to repay borrowings under the Loan Agreement (as defined below), $454,608 used to pay off the December 2010 Notes, $43,955 used to pay down our capital lease obligations and $314,404 used to pay debt financing costs.

Future Liquidity and Cash Flows

On September 28, 2012, EQ and its subsidiary EQ Engineers, LLC (“EQE”) entered into a loan agreement (as amended, the “Loan Agreement”) with First Financial Bank, N.A. (“First Financial”) that provides for a revolving credit facility and a letter of credit facility. The Loan Agreement replaced EQ and EQE’s financing agreement with U.S. Bank, N.A. which was terminated in September 2012. On February 27, 2013, EQ, EQE and Vertterre entered into a First Amendment to Loan Agreement with First Financial to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facilities of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. The funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.21% as of December 31, 2012). The Loan Agreement is secured by the assets of EQ, EQE and Vertterre, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of December 31, 2012, the available borrowing base under the Loan Agreement totaled approximately $8,010,000, including $2,000,000 attributable to obligations for letters of credit, and $4,910,773 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ, EQE and Vertterre to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by EQ, EQE and Vertterre to $250,000 per fiscal year. As of and for the quarterly period ended December 31, 2012, the Company was in compliance with its financial covenants under the Loan Agreement. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, (iii) a letter of credit fee of 2.0% per annum and (iv) a one-time loan fee of $85,000.

As of December 31, 2012, we had a deficit in working capital of $1,648,067, which excludes $81,663 of derivative liabilities for the fair value of conversion features on certain convertible debt obligations and our Series A Convertible Preferred Stock (“Series A Stock”) that are not expected to result in a cash settlement.

On January 10, 2013, we completed the sale of substantially all of the assets of our Biodiesel Production segment in the Biodiesel Transaction. Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to us related to the federal biodiesel blenders tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, we paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and we paid approximately $387,035 in fees and closing costs in connection with the transaction and intend to use the remainder of the proceeds for general corporate purposes.

Management believes that our cash balances on hand, cash flows generated from operations, and availability under the Loan Agreement will be sufficient to fund our net cash requirements through December 31, 2013. However, in order to execute our long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of our environmental services business, we may need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, offerings to existing management, our principal investors, including ACP II, or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 attached hereto of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness in Disclosure Controls

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, due to the inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate. This material weakness arises principally from a lack of documentation and related closing and review procedures. This material weakness created a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

Remediation of Material Weakness in Disclosure Controls

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have these disclosure controls in place by the end of the third quarter of 2013. Specifically, management intends to engage a consultant who will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)
James E. Wendle	57	President and Chief Operating Officer

Robert R. Galvin	51	Chief Financial Officer and Executive Vice President

Jack S. Greber	62	Director and Senior Vice President, EPA Federal Programs and Business Development

Walter H. Barandiaran	60	Director, Chairman of the Board and Chairman of the Nominating Committee

Jon Colin	57	Director and Chairman of the Compensation Committee

Paul A. Garrett	66	Director and Chairman of the Audit Committee

Kurien Jacob	66	Director

Executive Officers

James E. Wendle has been the President and Chief Operating Officer of the Company since May 2010. From May 2000 to April 2010, Mr. Wendle was President and Partner of Process Plus Inc., a process engineering and architectural services company with clients in the chemical, bio-fuel and pharmaceutical industries.  From 1990 to 2000 Mr. Wendle was Director and Business Manager of the Process and Facilities division at Belcan Engineering, Inc. a full service engineering company.  From 1985 to 1990 Mr. Wendle was Vice President and Co-Founder of River City Construction Co. focusing in industrial and waste water construction projects throughout the Midwest.  Mr. Wendle has an A.A.S. degree in Architectural Engineering and a B.S. degree in Construction Management from Southern Illinois University.

Robert R. Galvin has been the Chief Financial Officer, Secretary and Treasurer of the Company since August 2009. From November 2002 to June 2009, Mr. Galvin was Executive Vice President and Chief Financial Officer of NuCO2, a NASDAQ-listed company focused on the consolidation, integration, and growth of the distribution of bulk CO2 and equipment. From 1998 to 2002, Mr. Galvin was Senior Vice President and Chief Financial Officer of Independent Propane Company, a retail propane distribution company, and from 1993 to 1998, Mr. Galvin was Director of Finance of TA Instruments, a provider of thermal analysis products and services. From 1983 to 1993, Mr. Galvin was with KPMG Peat Marwick, including two years as senior manager in the executive office – department of professional practice. Mr. Galvin is a Certified Public Accountant and has a B.S. degree in Accounting from Villanova University.

Jack S. Greber has been the Senior Vice President of EPA Federal Programs and Business Development since November 2011 and became a director of EQM on February 7, 2011 in connection with the Beacon Merger. Prior to November 2011, Mr. Greber served as our Chief Executive Officer.  Mr. Greber has over 37 years of experience in the environmental consulting, engineering, remediation and Clean Tech industry. Mr. Greber is one of the founding members of EQ, which began business in 1990. From 1975 to 1990, Mr. Greber was with PEI/International Technology Corporation, a full service environmental and engineering firm, where he was Vice President of Federal Programs. Mr. Greber has a B.S. and M.S. in Zoology from Miami University in Oxford, OH.

Non-Employee Directors

Walter H. Barandiaran, our Chairman, became a director of the Company on February 7, 2011 in connection with the Beacon Merger. He had served as a director of EQ since 2006. He has served as a Co-Founder and Managing Partner of The Argentum Group, a New York-based private equity firm since 1987. He has more than 20 years of private equity investment experience, during which time he has led over 30 investments for Argentum’s investment funds. His areas of investment expertise include outsourced/business services, technology-enabled services, and clean (environmental) technologies & services.

Until October 14, 2012, Mr. Barandiaran served as a director of Metalico, Inc. (AMEX: MEA), a regional recycling company of ferrous, non-ferrous and platinum group metals, operating 26 recycling facilities primarily in the Northeast. He also sits on the boards of M3 Technologies, Inc., a supplier of advanced ceramic components to the precision, industrial and defense sectors, and Conner Industries, a distributor and remanufacturer of industrial lumber.

Mr. Barandiaran has also served as Chairman of the Board of AFS Technologies, Inc., a provider of end-to-end real-time business software solutions engineered specifically for the food and beverage industry, from 2003 until August 2011. Mr. Barandiaran was also the chief executive officer of Horizon Live, Inc., now known as Wimba, Inc., from 2002 until 2004.

Mr. Barandiaran is a trustee of The Baruch College Fund of Baruch College, City University of New York. He received a BBA in International Business from Baruch College (CUNY) and attended the New York University Stern School of Business.

Jon Colin became a director of EQM on February 7, 2011 in connection with the Beacon Merger. He had served as a Director of EQ since April 2008.  Mr. Colin is currently Chief Executive Officer of LifeStar Response Corporation, a position he has held since April 2002.  LifeStar Response Corporation operates and directly provides emergency and non-emergency ambulance and wheelchair-van transportation services to public and private sector healthcare programs, healthcare facilities, health management organizations and associations. Mr. Colin served as Chief Operating Officer of LifeStar Response Corporation from October 2000 to April 2002, and a consultant for LifeStar Response Corporation from September 1997 to October 2000.  From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company.  Mr. Colin is also a director at LifeStar Response Corporation and BAMnet Corporation. BAMnet Corporation’s primary service offering is providing metered internet access services, connecting people to the Internet rated on a per minute basis. Mr. Colin previously served as a director of Perma Fix Environmental Services, Inc. (Nasdaq: PESI), a publicly traded international environmental services company, from December 1996 to August 2011. Mr. Colin has a B.S. in Accounting from the University of Maryland.

Paul A. Garrett became a director of EQM on February 7, 2011 in connection with the Beacon Merger. He had served as a Director of EQ since December 2006, chairing the Board’s Audit Committee and serving on the Nominating Committee.  Mr. Garrett is also a director and chairman of the audit committee of Metalico, Inc. From 1991 to 1998 he was the chief executive officer of FCR, Inc. (“FCR”), an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals.  Upon FCR’s merger in 1998 into KTI, Inc. (“KTI”), a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee.  He held those positions until KTI was acquired by Casella Waste Systems, Inc. in 1999.  For a period of ten years before his entry into the recycling industry, Mr. Garrett was an audit partner with the former Arthur Andersen & Co., a public accounting firm. Mr. Garrett received a B.B.A. from Ohio University.

Kurien Jacob became a director of EQM on June 8, 2012. Since 2005, Mr. Jacob has been the CEO of AFS Technologies, Inc., a provider of end-to-end real-time business software solutions engineered specifically for the food and beverage industry. Prior to that, Mr. Jacob has held CEO or CFO positions at five different companies in the transportation, manufacturing, consumer electronics, automotive accessories and software industries over the past 25 years. Mr. Jacob began his career in audit and consulting with Deloitte & Touche, a public accounting and consulting firm. Mr. Jacob holds a Bachelor of Commerce degree from the University of Madras, India, is a Fellow of the Institute of Chartered Accountants, England and Wales, and holds an Advanced Management Certificate from the Sloan School of Massachusetts Institute of Technology.

Director Qualifications

We believe that the collective skills, experiences and qualifications of our directors provide our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of the Board has not established any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In general, the Nominating Committee expects directors to have broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have sufficient time to carry out their duties and provide insight and practical wisdom based on their past experience.  Additionally, we believe that having the highest professional and personal ethics and values, consistent with our longstanding values and standards, is an essential characteristic for our directors.

A brief discussion of the experiences and skills that led to the conclusion is provided below:

•	Walter Barandiaran. The Board believes that, with his knowledge of the industry and his investment experience, Mr. Barandiaran brings to the Board valuable insight on strategic initiatives. In addition, Mr. Barandiaran has extensive expertise in the areas of corporate finance, mergers and acquisitions, corporate strategy and corporate governance.

•	Paul Garrett. The Board believes with his extensive accounting experience, Mr. Garrett provides the Board with valuable finance and auditing knowledge.

•	Jon Colin. The Board believes that, with his executive experience in environmental business and his accounting background, Mr. Colin brings important knowledge and industry insights to the Board.

•	Jack Greber. The Board believes that, with his well-rounded experience, his 37 years of work in the environmental industry and his 30 years of corporate executive experience, Mr. Greber brings to the Board strong leadership and important knowledge to promote business opportunities.

•	Kurien Jacob. The Board believes that, with his broad based industry background and executive experience, as well as his accounting and finance background, Mr. Jacob brings extensive industry, leadership and financial insights to the board.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of common stock and other equity securities of the Company. Such persons are required to furnish the Company with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company’s common stock complied with all applicable filing requirements during the 2012 fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. A copy of the Code is publicly available on our website at www.eqm.com. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee, which is comprised solely of directors who satisfy the SEC and NASDAQ audit committee membership requirements, is governed by a Board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and our independent registered public accounting firm on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent registered public accounting firm. It maintains direct responsibility for the compensation, termination and oversight of our independent registered public accounting firm and evaluates its qualifications, performance and independence. The Audit Committee also monitors compliance with our policies on ethical business practices and reports on these items to the Board. The Audit Committee has established policies and procedures for the pre-approval of all services provided by our independent registered public accounting firm. Our Audit Committee is comprised of Messrs. Garrett, Jacob and Colin, each of whom is independent under applicable NASDAQ listing standards. Mr. Garrett is the Chairman of the committee.

The Board has determined that Mr. Garrett is the Audit Committee financial expert, as defined under the Exchange Act. The Board made a qualitative assessment of Mr. Garrett’s level of knowledge and experience based on a number of factors, including his experience as a certified public accountant for a major accounting firm and financial sophistication from his years managing private investment funds.

The Compensation Committee, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plan; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The Compensation Committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where Board approval is required. Our Compensation Committee is comprised of Messrs. Colin, Garrett and Jacob, each of whom is independent under applicable NASDAQ listing standards. Mr. Colin is the Chairman of the Compensation Committee.

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating Committee also acts as a screening and Nominating Committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Nominating Committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates.  The Nominating Committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. Our Nominating Committee is comprised of Messrs. Barandiaran, Greber and Jacob, of which only Mr. Jacob is independent under applicable NASDAQ listing standards. Mr. Barandiaran is the chairman of the Nominating Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		TOTAL ($)
James E. Wendle,	2012	230,000		40,000	(1)	-		-		18,000	(2)	288,000
President and Chief Operating Officer	2011	230,000		39,649	(3)	92,000	(4)	159,999	(5)	-		521,648

Robert R. Galvin,	2012	225,000		50,000	(1)	-		-		18,000	(2)	293,000
Chief Financial Officer	2011	225,000		51,606	(6)	115,000	(7)	147,368	(8)	-		538,974

Jack S. Greber,	2012	180,000		40,000	((1)	-		-		18,000	(2)	238,000
Senior Vice President of Business Development	2011	224,000	(9)	-		-		103,157	(10)	26,495	(11)	353,652

(1)	Represents a performance based cash bonus earned for the year ended December 31, 2012 and paid on February 8, 2013.

(2)	Represents an auto allowance.

(3)	Mr. Wendle earned a cash bonus to compensate for the estimated cost of income taxes which Mr. Wendle incurred in connection with the deemed compensation of $92,000 related to Mr. Wendle’s purchase of 400,000 shares of our common stock in January 2011 (See Footnote 4 below). This bonus was paid on July 13, 2012.

(4)	On January 23, 2011, Mr. Wendle purchased 400,000 shares of our common stock, valued at $96,000, for an aggregate purchase price of approximately $4,000. Amount shown represents the excess of the fair value of the shares purchased over the purchase price. For assumptions in connection with the computation of the fair value of this award, see Note 16 of the consolidated financial statements included in Item 15 of this Form 10-K.

(5)	Represents the grant date fair value of an option for the purchase of 1,140,000 shares of our common stock at an exercise price of $0.30 per share awarded to Mr. Wendle on March 29, 2011. The option has a term of 10 years and vests 25% on the date of grant, and 25% upon each of the first, second and third anniversaries of the date of grant. For assumptions in connection with the computation of the fair value of this award, see Note 16 of the consolidated financial statements included in Item 15 of this Form 10-K.

(6)	Mr. Galvin earned a cash bonus to compensate for the estimated cost of income taxes which Mr. Galvin incurred in connection with the deemed compensation of $115,000 related to Mr. Galvin’s purchase of 500,000 shares of our common stock in January 2011 (See Footnote 7 below). This bonus was paid on July 13, 2012.

(7)	On January 23, 2011, Mr. Galvin purchased 500,000 shares of our common stock, valued at $120,000, for an aggregate purchase price of approximately $5,000. Amount shown represents the excess of the fair value of the shares purchased over the purchase price. For assumptions in connection with the computation of the fair value of this award, see Note 16 of the consolidated financial statements included in Item 15 of this Form 10-K.

(8)	Represents the grant date fair value of an option for the purchase of 1,050,000 shares of our common stock at an exercise price of $0.30 per share awarded to Mr. Galvin on March 29, 2011. The option has a term of 10 years and vests 25% on the date of grant, and 25% upon each of the first, second and third anniversaries of the date of grant. For assumptions in connection with the computation of the fair value of this award, see Note 16 of the consolidated financial statements, included in Item 15 of this Form 10-K.

(9)	At the beginning of 2011, Mr. Greber’s salary was $158,000. On February 22, 2011, Mr. Greber's salary was increased to $235,000. Then, on October 24, 2011, Mr. Greber's salary was decreased to $180,000 and remained at that level through December 31, 2012.

(10)	Represents the grant date fair value of an option for the purchase of 735,000 shares of our common stock at an exercise price of $0.30 per share awarded to Mr. Greber on March 29, 2011. The option has a term of 10 years and vests 25% on the date of grant, and 25% upon each of the first, second and third anniversaries of the date of grant. For assumptions in connection with the computation of the fair value of this award, see Note 16 of the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

(11)	Amount includes an auto allowance of $18,000, plus amounts paid for long-term care and disability insurance in 2011.

Employment Agreements

Effective January 1, 2012, each of Mr. Wendle, Mr. Galvin and Mr. Greber entered into an employment agreement with EQ. Each of their respective employment agreements expires on December 31, 2014, and is automatically renewed for an additional term of one year on each succeeding January 1, unless terminated earlier in accordance with its terms, or a notice of non-renewal has been provided.

Under the terms of their employment agreements, the executives will receive the following annual base salaries: Mr. Wendle $230,000; Mr. Galvin $225,000; and Mr. Greber $180,000, each subject to upward adjustment from time to time at the discretion of the Compensation Committee. In addition, each executive is eligible to receive an annual bonus, determined in accordance with annual bonus programs established by the Board, and is also entitled to participate in our stock option plan and our employee benefit plans, programs and arrangements, at a level commensurate with the executive's position. If we terminate any of the executives without Cause (as defined the employment agreements), (i) the executive will receive (a) his base salary and benefits through the date of termination and for a period of twelve months following his termination, (b) any unpaid annual bonus awarded for the last completed fiscal year, (c) the pro rata portion of any unpaid annual bonus earned for any fiscal quarter during the current fiscal year completed prior to the date of termination, and (d) the unpaid portion of his Transition Incentive Fee (as defined below), and (ii) all of the executive’s stock options that otherwise would be eligible to vest within the six months following his termination will be accelerated and vest as of the termination date.

As additional incentive compensation, on March 29, 2011, Mr. Wendle, Mr. Galvin and Mr. Greber were granted options for the purchase of 1,140,000, 1,050,000 and 735,000 shares of our common stock, respectively, at an exercise price of $0.30 per share, which options have a term of 10 years and vest 25% upon the date of grant and 25% upon the first, second and third anniversaries of the date of grant.

Effective January 1, 2012, pursuant to their employment agreements, each of the executives began receiving an additional $1,500 per month for automobile expenses.

Pursuant to the employment agreements, if a Change in Control Transaction (as defined below) (i) closes during the term of the employment agreement, or (ii) the Company and a buyer have signed a letter of intent or similar agreement that outlines the terms of the transaction during the term of the employment agreement, the executive is terminated by the Company other than for Cause, and the transaction closes within six months following such termination, the Company will pay the executive an amount equal to a specified percentage of the lesser of (x) 10% of the Net Equity Value (as defined in the employment agreements) received by the Company or its shareholders, as applicable, in connection with the Change in Control Transaction, or (y) $1,200,000 (the “Transition Incentive Fee”).  The applicable percentages for determination of the Transition Incentive Fee are as follows: Mr. Wendle 33-1/3%; Mr. Galvin 33-1/3%; and Mr. Greber 16-2/3%.  “Change in Control Transaction” means (x) the sale of all or substantially all of the outstanding stock of the Company to any person or entity other than ACP II and/or any of its affiliates, or (y) the sale or transfer of all or substantially all of the assets of the Company to any person or entity other than ACP II and/or any of its affiliates, in each case other than in a reorganization or recapitalization or other similar transaction among the Company and one or more of its affiliates.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding unexercised options held by named executive officers as of the end of the fiscal year ended December 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
Name	(#) Exercisable	(#) Unexercisable
James E. Wendle	570,000	570,000(1)	0.30	March 28, 2021
Robert R. Galvin	525,000	525,000(1)	0.30	March 28, 2021
Jack S. Greber	367,500	367,500(1)	0.30	March 28, 2021

(1) These options were granted on March 29, 2011, have a term of 10 years and vest 25% on the date of grant, and 25% on each of the first, second and third anniversaries of the date of grant.

2011 Stock Option Plan

The 2011 Stock Option Plan was adopted by the Board on March 29, 2011. The 2011 Stock Option Plan is administered by the Compensation Committee of the Board, and provides for the issuance of incentive and non-incentive stock options for the purchase of up to a total of 5,000,000 shares of our common stock (limited to a total of 4,750,000 shares underlying non-incentive stock options) to our key employees (as determined by the Board) and non-employee directors. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant options under the 2011 Stock Option Plan for the purchase of more than 1,500,000 shares of common stock to any individual during any calendar year and each option grant must have an exercise price at or above fair market value (as determined under the 2011 Stock Option Plan) on the date of grant.

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	Stock Awards ($)	Total ($)
Walter Barandiaran	-		-	-	-
Carlos E. Agüero(1)	-		-	-	-
Jon Colin	-		-	-	-
Paul A. Garrett	31,260	(2)	-	-	31,260
Kurien Jacob(3)	-		-	-	-

(1)	Mr. Agüero served on the Board until his resignation on June 7, 2012.

(2)	Represents cash compensation received by Mr. Garrett for his service as Chairman of the Audit Committee.

(3)	Mr. Jacob became a director on June 8, 2012.

During the year ended December 31, 2012, except for Mr. Garrett, our directors were not separately compensated for their service as directors of the Company. During the year ended December 31, 2012, Mr. Garrett, Chairman of the Audit Committee, received a retainer of $2,000 in cash per month in consideration of his service as the Chair of the Audit Committee, plus $1,500 in cash per Board meeting.

Our Compensation Committee has determined that for the year 2013, our directors who are not employees or deemed affiliates of the Company will receive compensation consisting of an annual award of an option for the purchase of 25,000 shares of our common stock and cash compensation consisting of a monthly retainer and a per board meeting fee of $1,000 and $1,000, respectively, for each of directors Jon Colin and Kurien Jacob and a monthly retainer and a per board meeting fee $1,500 and $1,500, respectively, for director Paul Garrett in consideration of the additional workload required in connection with his role as the chair of the audit committee. Directors who are employees or deemed affiliates of the Company are not expected to be separately compensated for their service as directors.

Upon Mr. Agüero’s resignation from the Board on June 7, 2012, the Compensation Committee of the Board deemed all of his outstanding unvested options to vest immediately, and extended the time allowed for him to exercise his vested options to June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2013, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;
•	each of our directors and named executive officers; and
•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Except as otherwise set forth below, the address of persons listed below is c/o EQM Technologies & Energy, Inc., 1800 Carillon Boulevard, Cincinnati, OH 45240. Unless otherwise indicated, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock(1)
5% or Greater Stockholders
Argentum Capital Partners II, L.P. (2)	33,372,544	62.0%
David Dunbar (3)	2,925,684	7.1%
Metalico, Inc. (4)	2,274,735	5.5%

Directors and Named Executive Officers
James E. Wendle (5)	1,823,285	4.3%
Robert R. Galvin (6)	1,559,738	3.7%
Jack S. Greber (7)	6,322,047	14.1%
Walter H. Barandiaran (8)	35,289,947	63.6%
Jon Colin(9)	441,319	1.1%
Paul A. Garrett(10)	162,500	*
Kurien Jacob(11)	185,852	*

All executive officers and directors as a group (7 persons) (12)	45,784,688	75.2%

*Represents holdings of less than 1% of shares outstanding.

(1)	Based on 41,473,570 shares of our common stock outstanding on March 28, 2013, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of June 28, 2012.

(2)	Consists of 21,037,043 shares of our common stock, 3,764,072 shares common stock issuable upon the conversion of convertible debt and related accrued interest and 8,571,429 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock held by ACP II. Argentum Investments, LLC is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Walter H. Barandiaran and Daniel Raynor are co-managing members of Argentum Investments, LLC. Each of Messrs. Barandiaran and Raynor, and Argentum Investments, LLC and Argentum Partners II, LLC, may be deemed to beneficially own the shares of our common stock held by ACP II. Each of Messrs. Barandiaran and Raynor disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The business address of ACP II is 60 Madison Avenue, Suite 701, New York, NY 10010.

(3)	Consists of 2,918,184 shares of our common stock and 7,500 shares of common stock issuable upon the exercise of stock options. The business address of Mr. Dunbar is 1800 Carillon Boulevard, Cincinnati, OH 45240.

(4)	Based on a Schedule 13G filed by Metalico, Inc. on February 8, 2013. The business address of Metalico, Inc. is 186 North Ave. East, Cranford, NJ 07016.

(5)	Consists of 497,124 shares of our common stock, as well as 855,000 shares issuable upon the exercise of stock options and 471,161 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest.

(6)	Consists of 621,405 shares of our common stock, 787,500 shares issuable upon the exercise of stock options and 150,833 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest.

(7)	Consists of 3,058,314 shares of our common stock, as well as 551,250 shares issuable upon the exercise of stock options and 2,712,483 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest.

(8)	Consists of (i) 103,269 shares of our common stock and 587,575 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest, held by Mr. Barandiaran directly, (ii) 21,037,043 shares of our common stock, 3,764,072 shares common stock issuable upon the conversion of convertible debt and related accrued interest and 8,571,429 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock held by ACP II, and (iii)172,774 shares of common stock and 1,053,785 shares common stock issuable upon the conversion of convertible debt and related accrued interest held by Argentum Capital Partners, L.P. (“ACP”). Mr. Barandiaran is a co-managing member of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President of B.R. Associates, Inc., which is the general partner of ACP. As a result of these relationships, Mr. Barandiaran may be deemed to beneficially own the shares of our common stock held by ACP II and ACP. Mr. Barandiaran disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)	Consists of 50,000 shares of our common stock, as well as 93,750 shares issuable upon the exercise of stock options and 297,569 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest.

(10)	Consists of 50,000 shares of our common stock, as well as 112,500 shares issuable upon the exercise of stock options.

(11)	Consists of 35,019 shares of our common stock and 150,833 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest.

(12)	Consists of 25,624,948 shares of our common stock, 8,571,421 shares of our common stock issuable upon the conversion of shares of Series A Preferred Stock, 9,188,311 shares of our common stock issuable upon the conversion of convertible debt and related accrued interest and 2,400,000 shares of our common stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options under our 2011 Stock Option Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	4,061,900	$0.30	938,100
Total	4,061,900	$0.30	938,100

(1)	The 2011 Stock Option Plan was approved by the Board on March 29, 2011. The 2011 Stock Option Plan is described in Item 11. Executive Compensation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as our Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of ACP. As of March 28, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, beneficially owned 35,732,377 shares of our common stock.

Effective as of January 1, 2010, we entered into an agreement with The Argentum Group, an affiliate of ACP II, pursuant to which we engaged The Argentum Group as our exclusive investment banker and financial advisor, to provide us with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions, among other things (the “Advisory Agreement”).  On October 1, 2010, the Advisory Agreement was assigned by The Argentum Group to Argentum Equity Management, LLC, also an affiliate of ACP II.  Pursuant to the Advisory Agreement, The Argentum Group (and subsequently, Argentum Equity Management, LLC following the assignment of the Advisory Agreement) was paid $10,000 per month in cash as a non-refundable monthly retainer (the “Monthly Retainer”). Effective November 1, 2011, the Advisory Agreement was amended, lowering the Monthly Retainer to $5,000. Additionally, the Advisory Agreement provided for payment of the following transaction based success fees (the “Success Fees”), subject to offset for the aggregate amount of the Monthly Retainer paid since the inception of the Advisory Agreement: (i) upon the closing of an M&A Transaction (as defined in the Advisory Agreement), a cash fee equal to 3% of the Transaction Value (as defined in the Advisory Agreement) up to $10 million and 2% of the Transaction Value over $10 million; and (ii) upon the closing of a Financing Transaction (as defined in the Advisory Agreement), a cash fee equal to 2.5% of the amount of equity capital raised and 1.5% of the amount of any mezzanine debt capital raised. Pursuant to the Advisory Agreement, no Success Fees were to be earned on equity capital raised from the Company’s existing shareholders or on any bank debt provided or arranged by our existing lenders.

Through June 30, 2012, we have paid to The Argentum Group and Argentum Equity Management, LLC, in aggregate, $260,000 in Monthly Retainer fees under the Advisory Agreement, and Argentum Equity Management, LLC was entitled to receive an additional $37,081 in Success Fees (after deducting Monthly Retainer fees paid) in connection with the closing of an M&A Transaction (the Beacon Merger). In connection with the execution of the Management Services Agreement (as defined below), this additional $37,081 in Success Fees has been waived by Argentum Equity Management, LLC.

Effective July 1, 2012, the Advisory Agreement was amended and restated as a Management Services Agreement (the “Management Services Agreement”), pursuant to which we engaged Argentum Equity Management, LLC to provide certain management services to us, including serving as a consultant with respect to periodic reviews of our business, operations, and strategic direction; assisting our Board in corporate governance, personnel, compensation, and other matters; providing us with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing us with the services of our Chairman of the Board, among other things. In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Equity Management, LLC as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the periods January 1, 2015 to December 31, 2015. The annual fee is payable in monthly installments in arrears in cash. The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Equity Management, LLC or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of our equity interests (on a fully diluted basis), or (ii) such earlier date as we and Argentum Equity Management, LLC may mutually agree.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, we issued to ACP II 20,518,724 shares of common stock, including 7,965,548 Escrow Shares, and 952,381 shares of Series A Preferred Stock in exchange for its shares of EQ common stock, junior preferred stock and senior preferred stock, and all accrued but unpaid dividends on their shares of preferred stock.  All of the Escrow Shares were released from escrow and delivered to ACP II on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger, we issued to ACP a Beacon Merger Note in principal amount of $100,000 and 18,328 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $26,061 of accrued and unpaid interest thereon, we issued to ACP II a Beacon Merger Note in principal amount of $300,000 and 54,982 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $78,183 of accrued and unpaid interest thereon, and we issued to Mr. Barandiaran a Beacon Merger Note in principal amount of $150,000 and 27,491 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $38,210 of accrued and unpaid interest thereon.  As of December 31, 2012, $119,333, $358,000 and $190,000, including accrued and unpaid interest was outstanding under the Beacon Merger Notes held by ACP, ACP II and Mr. Barandiaran, respectively. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid ACP, ACP II and Mr. Barandiaran $119,639, $358,917 and $179,458 in cash, respectively, as payment in full of the Beacon Merger Notes, including the outstanding $100,000, $300,000 and $150,000 unpaid principal and $19,634, $58,917 and $29,458 accrued but unpaid interest thereon, respectively, and the Beacon Merger Notes were cancelled.

On March 15, 2011, ACP purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, ACP II purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, Mr. Barandiaran purchased a March 15 Note in principal amount of $100,000 for $100,000 in cash, a trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash, and a second trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash.  On May 13, 2011, ACP purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash.  As of December 31, 2012, $354,750, $354,750, $118,250, $59,250 and $59,250, including accrued and unpaid interest, was outstanding under the Private Placement Notes held by ACP, ACP II, Mr. Barandiaran and the two Raynor trusts, respectively.

On November 4, 2011, ACP II purchased a Demand Note (as defined below) in principal amount of $1,000,000 for $1,000,000 in cash and Mr. Barandiaran purchased a Demand Note in principal amount of $100,000 for $100,000 in cash.  These Demand Notes were cancelled on December 30, 2011 in connection with the purchase by ACP II and Mr. Barandiaran of December 30 Notes (as defined below), as discussed below.

On December 30, 2011, ACP II purchased a December 30 Note in principal amount of $1,015,556 in exchange for $1,000,000 unpaid principal amount and $15,556 accrued and unpaid interest on the Demand Note held by ACP II, Mr. Barandiaran purchased a December 30 Note in principal amount of $101,556 in exchange for $100,000 unpaid principal amount and $1,556 accrued and unpaid interest on the Demand Note held by Mr. Barandiaran, and a trust controlled by Mr. Raynor purchased a December 30 Note in principal amount of $50,000 for $50,000 in cash.  As of December 31, 2012, $1,119,086, $111,909 and $55,097, including accrued and unpaid interest, were outstanding under these Private Placement Notes held by ACP II, Mr. Barandiaran and the Raynor trust, respectively.

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of March 28, 2013, Mr. Agüero and Metalico, collectively, beneficially owned 3,075,114 shares of our common stock.

On February 7, 2011, in connection with the Beacon Merger, we issued to Mr. Agüero a subordinated promissory note of Beacon in the principal amount of $350,000, accruing interest at 10% per annum and due and payable on February 7, 2012 (the “Beacon Director Note”), in exchange for $350,000 of advances made prior to the Beacon Merger to pay Beacon’s operating expenses. On March 30, 2012, the Company paid Mr. Agüero $300,000 in cash as payment in full of the Beacon Director Note, including the outstanding $350,000 unpaid principal and $40,466 accrued but unpaid interest thereon, and the Beacon Director Note was cancelled.

On February 7, 2011, in connection with the Beacon Merger, we issued to Mr. Agüero a Beacon Merger Note in principal amount of $150,000 and 27,533 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $39,092 of accrued and unpaid interest thereon. As of December 31, 2012, $179,000, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Agüero $179,083 in cash as payment in full of the Beacon Merger Note, including the outstanding $150,000 unpaid principal and $29,083 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled.

On May 13, 2011, Mr. Agüero purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash. As of December 31, 2012, $58,306, including accrued and unpaid interest, was outstanding under this Private Placement Note.

Jack Greber

Mr. Greber is a director and Senior Vice President, EPA Federal Programs and Business Development of EQM and served as President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of March 28, 2012, Mr. Greber beneficially owned 6,322,047 shares of our common stock.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, we issued to Mr. Greber 2,918,184 shares of common stock, including 799,065 Escrow Shares, in exchange for his shares of EQ common stock and junior preferred stock, and all accrued but unpaid dividends on his shares of junior preferred stock. All of the Escrow Shares were released from escrow and delivered to Mr. Greber on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger, we issued to Mr. Greber a Beacon Merger Note in principal amount of $200,000 and 39,093 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $52,122 of accrued and unpaid interest thereon. As of December 31, 2012, $238,667, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Greber $283,778 in cash as payment in full of the Beacon Merger Note, including the outstanding $200,000 unpaid principal and $38,778 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled.

On March 15, 2011, Mr. Greber purchased a March 15 Note in principal amount of $375,000 for $375,000 in cash. As of December 31, 2012, $443,438, including accrued and unpaid interest, was outstanding under this Private Placement Note.

On November 4, 2011, Mr. Greber purchased a Demand Note in principal amount of $125,000 for $125,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Greber of a December 30 Note, as discussed below.

On December 30, 2011, Mr. Greber purchased a December 30 Note in principal amount of $376,944 in exchange for (i) $125,000 principal amount and $1,944 accrued and unpaid interest on the Demand Note held by him, and (ii) $250,000 principal amount under a promissory note in principal amount of $400,000, accruing interest at 10% per annum, and due and payable on January 31, 2012 (the “EQ Officer Advance Note”) . As a result of this transaction the Demand Note held by Mr. Greber was cancelled. As of December 31, 2012, $415,371, including accrued and unpaid interest was outstanding under this Private Placement Note.

Additionally, on December 30, 2011, the Company issued to Mr. Greber a subordinated promissory note in the principal amount of $150,000 (the “EQ Officer Transition Note”) in exchange for the remaining $150,000 in principal amount under the EQ Officer Advance Note, as a result of which the EQ Officer Advance Note was cancelled. The EQ Officer Transition Note accrued interest at 10% per annum, was due and payable on December 31, 2012, and was unsecured and subordinate to our obligations to our senior lender, the Beacon Merger Notes and the Beacon Director Note. On March 31, 2012, the EQ Officer Transition Note was refinanced with the issuance of a March 2012 Note.

On March 30, 2012, we issued to Mr. Greber a March 2012 Note in the principal amount of $188,959, in exchange for $150,000 in principal amount under the EQ Officer Transition Note and $38,959 in accrued and unpaid interest thereon, as a result of which the EQ Officer Transition Note was cancelled. As of December 31, 2012, $203,446, including accrued and unpaid interest, was outstanding under this March 2012 Note.

James Wendle, Robert Galvin, Jon Colin and Kurien Jacob

James E. Wendle serves as EQM’s President and Chief Operating Officer, Robert R. Galvin serves as EQM’s Chief Financial Officer, and Jon Colin and Kurien Jacob serve as directors of EQM.

On February 7, 2011, in accordance with the terms of the Beacon Merger Agreement, we issued to Messrs. Wendle and Galvin 497,124 and 621,405 shares of common stock, including 136,124 and 170,155 Escrow Shares, respectively, in exchange for their shares of EQ common stock. All of the Escrow Shares were released from escrow and delivered to Messrs. Wendle and Galvin on or about February 7, 2012.

On February 7, 2011, in connection with the Beacon Merger we issued to Mr. Jacob a Beacon Merger Note in principal amount of $50,000 and 9,759 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $13,030 of accrued and unpaid interest thereon. As of December 31, 2012, $59,667, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Jacob $59,694 in cash as payment in full of the Beacon Merger Note, including the outstanding $50,000 unpaid principal and $9,694 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled.

On March 15, 2011, Messrs. Wendle, Galvin, and Jacob purchased March 15 Notes in principal amounts of $50,000, $50,000 and $50,000, respectively, for $50,000, $50,000 and $50,000 in cash. As of December 31, 2012, $59,125, $59,125 and $59,125, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle, Galvin and Jacob, respectively.

On May 13, 2011, Messrs. Wendle and Colin purchased May 13 Notes in principal amounts of $50,000 and $100,000, respectively, for $50,000 and $100,000 in cash. As of December 31, 2012, $58,306 and $116,611, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle and Colin, respectively.

On November 4, 2011, Mr. Wendle purchased Demand Notes in principal amount of $60,000 for $60,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Wendle of a December 30 Note, as discussed below.

On December 30, 2011, Mr. Wendle purchased a December 30 Note in principal amount of $60,933 in exchange for $60,000 principal amount and $933 accrued and unpaid interest on the Demand Note held by him. As of December 31, 2012, $67,145, including accrued and unpaid interest, was outstanding under this Private Placement Note held by Mr. Wendle.

Director Independence

The Board has determined that all of the Company’s non-employee directors, other than Mr. Barandiaran, are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Nominating Committee and Compensation Committee are independent within the meaning of SEC and NASDAQ rules, other than Mr. Barandiaran, who is Chairman of the Nominating Committee, and Mr. Greber, who is a member of the Nominating Committee.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered was $160,500 and $211,000 for the audits of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2012 and 2011, and other periodic reports for each respective year.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $62,600 and $19,500 for the years ended December 31, 2012 and 2011, respectively.

Tax Fees. For the years ended December 31, 2012 and 2011, the principal accountant billed $0 and $0, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $20,873 and $12,000, respectively, for the fiscal years ended December 31, 2012 and 2011.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Board prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Each new engagement of Marcum, LLP, has been approved in advance by the Board, and none of those engagements made use of the de-minimums exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:

‒ Report of Independent Registered Public Accounting Firm

‒ Consolidated Balance Sheets as of December 31, 2012 and 2011

‒ Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

‒ Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock for the Years Ended December 2012 and 2011

‒ Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

‒ Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None

3. Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2011, among Beacon Energy Holdings, Inc., Beacon Acquisition, Inc. and Environmental Quality Management, Inc.+ (1)
2.2	Purchase and Sale Agreement, dated December 31, 2012, by and among EQM Technologies and Energy, Inc., Beacon Energy (Texas) Corp., and Delek Renewables, LLC.+ *
3.1	Certificate of Incorporation. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation, effective February 4, 2011, effecting 1 for 5 reverse stock split. (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, effective February 7, 2011, effecting name change to “EQM Technologies & Energy, Inc.”. (1)
3.4	Certificate of Designations of Series A Convertible Preferred Stock, effective February 4, 2011. (1)
3.5	Amended and Restated By-laws. (1)
4.1	Form of December 2010 Note. (1)
4.2	Form of Beacon Merger Note. (1)
4.3	Form of Spring 2011 Note. (1)
4.4	Form of December 30 Note. (1)
4.5	Form of Warrant. (1)
4.6	Promissory Note, dated December 27, 2012, made by EQM Technologies & Energy, Inc. for benefit of Daniel Sandoval.
10.1	Financing Agreement, dated as of October 31, 2006, by and between U.S. Bank, N.A., and Environmental Quality Management, Inc. (2)

10.2	First Amendment to Financing Agreement, dated as of October 1, 2007, by and between U.S. Bank, N.A., and Environmental Quality Management, Inc. (1)
10.3	Second Amendment to Financing Agreement, dated as of September 12, 2008, by and between U.S. Bank, N.A., and Environmental Quality Management, Inc. (2)
10.4	Third Amendment to Financing Agreement, dated as of February 10, 2009, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.5	Fourth Amendment to Financing Agreement, dated as of December 29, 2010, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.6	Fifth Amendment to Financing Agreement, dated as of February 4, 2011, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.7	Sixth Amendment to Financing Agreement, dated as of March 15, 2011, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.8	Seventh Amendment to Financing Agreement, dated as of October 28, 2011, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.9	Eighth Amendment to Financing Agreement, dated as of November 4, 2011, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (1)
10.10	Ninth Amendment to Financing Agreement, dated as of December 30, 2011, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.11	Tenth Amendment to Financing Agreement, dated as of January 31, 2012, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (1)
10.12	Eleventh Amendment to Financing Agreement, dated as of March 30, 2012, by and among U.S. Bank, N.A., Environmental Quality Management, Inc. and EQ Engineers, LLC. (1)
10.13	Guaranty, dated as of February 4, 2011, by and between Beacon Energy Holdings, Inc. and U.S. Bank, N.A. (1)
10.14	Pledge Agreement, dated as of February 4, 2011, by and between Beacon Energy Holdings, Inc. and U.S. Bank, N.A. (1)
10.15	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC. (3)
10.16	First Amendment to Loan Agreement, dated as of February 27, 2013, between First Financial Bank, National Association, Environmental Quality Management, Inc., EQ Engineers, LLC and Vertterre Corporation. (4)
10.17	Amended and Restated Security Agreement, dated as of February 27, 2013, between First Financial Bank, National Association, Environmental Quality Management, Inc., EQ Engineers, LLC and Vertterre Corporation. (4)
10.18	Amended and Restated Guaranty, dated as of February 27, 2013, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association. (4)
10.19	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association. (3)
10.20	2011 Stock Option Plan.† (1)
10.21	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and James E. Wendle.† (1)
10.22	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and Robert R. Galvin.† (1)
10.23	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and Jack Greber.† (1)

10.24	Form of Spring 2011 Note Purchase Agreement. (1)
10.25	Form of December 30 Note Purchase Agreement. (1)
10.26	Registration Rights Agreement, dated as of December 30, 2011. (1)
10.27	Amendment No. 1 to Registration Rights Agreement, dated as of March 30, 2012. (1)
10.28	Amended and Restated Office Lease by and between Carillion Partners LLC and Environmental Quality Management Inc., dated November 1, 2006 for the property at 1800 Carillion Boulevard, Cincinnati, OH. (1)
10.29	Management Services Agreement, effective July 1, 2012 by and between EQM Technologies & Energy, Inc. and Argentum Equity Management, LLC. (1)
10.30	Biodiesel Toll Production Agreement, dated as of March 21, 2012, by and between Beacon Energy (Texas) Corp. and Delek Renewables, LLC. ‡ (1)
21.1	List of Subsidiaries.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

______________________

* Filed herewith.** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+ Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of the omitted schedules and exhibits to the SEC upon request.

† Management compensatory plan or arrangement.‡ Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.

(1)	Incorporated by reference to the exhibits included with our registration statement on Form 10-12G filed with the SEC on June 28, 2012.
(2)	Incorporated by reference to the exhibits included with our amendment to our registration statement on Form 10-12G filed with the SEC on August 10, 2013.
(3)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on November 14, 2012.
(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 5, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQM TECHNOLOGIES & ENERGY, INC.

Dated: April 1, 2013	By:	/s/ James E. Wendle
James E. Wendle President and Chief Operating Officer (Principal Executive Officer)

Dated: April 1, 2013	By:	/s/ Robert R. Galvin
Robert R. Galvin Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James E. Wendle	President and Chief Operating Officer (Principal Executive Officer)	April 1, 2013
James E. Wendle

/s/ Robert R. Galvin	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	April 1, 2013
Robert R. Galvin
/s/ Jack S. Greber	Director and Senior Vice President, EPA Federal Programs and Business Development	April 1, 2013
Jack S. Greber
/s/ Walter H. Barandiaran	Director, Chairman of the Board and Chairman of the Nominating Committee	April 1, 2013
Walter H. Barandiaran /s/ Jon Colin	Director and Chairman of the Compensation Committee	April 1, 2013
Jon Colin /s/ Paul. A. Garrett	Director and Chairman of the Audit Committee	April 1, 2013

Paul A. Garrett

/s/ Kurien Jacob	Director	April 1, 2013

Kurien Jacob

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of EQM Technologies & Energy, Inc.:

We have audited the accompanying consolidated balance sheets of EQM Technologies & Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and redeemable preferred stock and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQM Technologies & Energy, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

April 1, 2013

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$42,219	$81,024
Accounts receivable, net	9,994,407	9,785,841
Cost and estimated earnings in excess of billings on uncompleted contracts, net	5,480,206	3,912,699
Prepaid expenses and other current assets	460,218	475,706
Deferred income taxes	1,976,823	1,417,961
Current assets of discontinued operations held for sale	600,898	2,380,668

Total current assets	18,554,771	18,053,899

Property and equipment, net	773,095	902,832
Intangible assets, net	4,491,443	4,465,553
Goodwill	2,762,083	2,219,347
Other assets	850,309	713,069
Other assets of discontinued operations held for sale	4,250,777	4,569,339

Total Assets	$31,682,478	$30,924,039

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,341,047	$6,719,765
Accrued expenses and other current liabilities	4,501,441	3,761,311
Billings in excess of costs and estimated earnings on uncompleted contracts	244,226	34,264
Loan agreement	4,910,773	5,967,733
Current portion of notes payable	-	257,680
Current portion of capitalized lease obligations	45,209	45,209
Derivative liabilities	81,663	1,560,437
Current liabilities of discontinued operations held for sale	1,160,142	1,436,316

Total current liabilities	20,284,501	19,782,715

Long-term liabilities:
Notes payable, less current portion	250,000	128,840
Convertible promissory notes, net	6,073,087	5,525,023
Capitalized lease obligations, less current portion	10,715	59,285
Deferred income taxes	1,246,257	179,802
Deferred rent	126,971	150,650
Long-term liabilities of discontinued operations held for sale	-	350,000

Total long-term liabilities	7,707,030	6,393,600

Total liabilities	27,991,531	26,176,315

Commitments and contingencies (Note 13)

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated,
952,381 shares issued and outstanding at December 31, 2012 and December 31, 2011
at stated value; liquidation preference of $3,000,000	3,000,000	3,000,000

Stockholders' equity:
Common stock, $0.001 par value, 70,000,000 shares authorized;
41,473,570 and 40,473,570 shares issued and outstanding at December 31, 2012 and
December 31 2011, respectively	41,474	40,474
Additional paid-in capital	7,482,615	7,172,436
Accumulated deficit	(6,833,142)	(5,465,186)

Total stockholders' equity	690,947	1,747,724

Total liabilities, redeemable preferred stock and stockholders' equity	$31,682,478	$30,924,039

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

Revenues	$79,516,646	$60,830,207

Cost of revenues	65,721,702	50,281,079
Gross profit	13,794,944	10,549,128

Operating expenses:
Selling, general and administrative expenses	12,709,005	14,416,924
Depreciation and amortization	1,034,413	1,035,118
Total operating expenses	13,743,418	15,452,042

Operating income (loss)	51,526	(4,902,914)

Other income (expense):
Change in fair value of derivative liabilities	1,522,086	592,293
Interest expense	(1,279,186)	(861,240)
Other income	234,425	(40,846)
Other income (expense), net	477,325	(309,793)

Income (loss) from continuing operations before income taxes	528,851	(5,212,707)

Income tax expense (benefit) from continuing operations	254,138	(1,983,291)

Income (loss) from continuing operations	274,713	(3,229,416)

Loss from discontinued operations, net of tax	(1,642,669)	(985,362)

Net loss	$(1,367,956)	$(4,214,778)

Deemed dividend on redeemable Series A
Convertible Preferred Stock	-	(947,027)

Net loss available to common stockholders	$(1,367,956)	$(5,161,805)

Basic and diluted net income (loss) per share:
Continuing operations, available to common stockholders	$0.01	$(0.15)
Discontinued operations, net of tax	(0.04)	(0.03)

Net loss per share available to common stockholders	$(0.03)	$(0.18)

Weighted average number of common shares outstanding -
basic and diluted	39,494,505	28,381,796

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

	Redeemable
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2011	952,381	$3,000,000	32,314,136	$32,314	$5,031,360	$(303,381)	$4,760,293

Net loss	-	-	-	-	-	(4,214,778)	(4,214,778)

Common stock issued in exchange for
accrued interest	-	-	311,780	312	429,696	-	430,008

Acquisition of Beacon	-	-	6,876,741	6,877	1,218,123	-	1,225,000

Common stock sold to employees	-	-	870,913	871	230,729	-	231,600

Amortization of employee stock options	-	-	-	-	233,583	-	233,583

Warrant issued to an advisor for services	-	-	-	-	5,045	-	5,045

Common stock awarded to directors of the Company	-	-	100,000	100	23,900	-	24,000

Deemed dividend on Redeemable Series A
Convertible Preferred Stock	-	-	-	-	-	(947,027)	(947,027)

Balance at December 31, 2011	952,381	$3,000,000	40,473,570	$40,474	$7,172,436	$(5,465,186)	$1,747,724

Net loss	-	-	-	-	-	(1,367,956)	(1,367,956)

Acquisition of Vertterre	-	-	1,000,000	1,000	179,000	-	180,000

Amortization of employee stock options	-	-	-	-	131,179	-	131,179

Balance at December 31, 2012	952,381	$3,000,000	41,473,570	$41,474	$7,482,615	$(6,833,142)	$690,947

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,367,956)	$(4,214,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,496,300	1,434,051
Loss on disposal of property and equipment	4,470	40,846
Gain on the extinguishment of debt	(329,365)	-
Amortization of debt discount	398,525	180,869
Stock based compensation	131,179	484,578
Provision for doubtful accounts	453,920	514,045
Changes in fair market value of derivative liabilities	(1,522,086)	(592,293)
Changes in assets and liabilities:
Accounts receivable	(133,052)	992,331
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,567,507)	5,913,821
Inventory	(51,184)	(55,777)
Prepaid expenses and other current assets	159,611	(473,887)
Other assets	165,467	(681,054)
Deferred income taxes	507,593	(2,764,756)
Accounts payable, accrued expenses and other current liabilities	2,755,125	(4,005,477)
Billings in excess of costs and estimated earnings on uncompleted contracts	209,962	34,264
Other long-term liabilities	(23,679)	(44,612)
Total adjustments	2,655,279	976,949

Net cash provided by (used in) operating activities	1,287,323	(3,237,829)

Cash Flows From Investing Activities
Cash acquired in connection with the Beacon Merger	-	5,337
Acquisition of Vertterre	(833,867)	-
Purchase of property and equipment	(237,364)	(471,515)
Proceeds from sale of property and equiptment	-	196,000

Net cash used in investing activities	(1,071,231)	(270,178)

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash Flows From Financing Activities
Net (repayment) proceeds from loan agreement	(1,056,960)	388,914
Payment of debt financing costs	(314,404)	-
Proceeds from March 15, 2011 issuance of subordinated convertible promissory notes	-	2,500,000
Proceeds from May 13, 2011 issuance of subordinated convertible promissory notes	-	500,000
Proceeds from November 4, 2011 issuance of demand notes	-	1,535,000
Proceeds from December 30, 2011 issuance of subordinated convertible promissory notes	-	50,000
Payment of capital lease obligations	(43,955)	(121,984)
Proceeds of loan from officer	-	400,000
Repayment of note payable	(454,608)	-
Proceeds from common stock sold to employees and officers	-	9,650

Net cash (used in) provided by financing activities	(1,869,927)	5,261,580

Net (decrease) increase in cash and cash equivalents	(1,653,835)	1,753,573

Cash and cash equivalents, beginning of period	1,835,629	82,056

Cash and cash equivalents, end of period	$181,794	$1,835,629

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$321,225	$283,986

Income taxes	$83,426	$122,944

Non-cash investing and financing activities:
Property and equipment acquired through capital lease	$-	$8,947

The exchange of demand notes for subordinated convertible promissory notes	$-	$1,535,000

The exchange of loan from officer for subordinated convertible promissory note	$150,000	$250,000

Common stock issued in exchange for accrued interest	$-	$430,008

Outstanding common stock of the Company recognized at the date of the reverse
business combination	$-	$6,877

The exchange of accrued interest for subordinated convertible promissory notes	$38,959	$23,879

Beacon Merger:
Assets acquired and liabilities assumed:
Current assets, including cash acquired of $ 5,337	$-	$233,216
Plant and equipment	-	4,849,477
Accounts payable, interest payable and accrued expenses	-	(1,857,693)
Beacon Merger Notes	-	(1,650,000)
Beacon Director Note	-	(350,000)
Total purchase price	-	1,225,000

Less: cash acquired	-	(5,337)
Non-cash consideration	$-	$1,219,663

Non-cash consideration consisted of:
Common stock issued in connection with Beacon Merger	$-	$1,219,663

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Non-cash investing and financing activities, continued:

Acquisition of Vertterre:
Assets acquired and liabilities assumed:
Current assets	$457,633	$-
Property and equipment	112,775	-
Intangible assets	277,000	-
Goodwill	652,736	-
Accounts payable and accrued expenses	(236,277)	-
Total purchase price consideration	1,263,867	-

Less: cash paid to acquire Vertterre	(833,867)	-
Non cash consideration	$430,000	$-

Non-cash consideration consisted of:
Note payable issued to seller	$250,000	$-
Common stock issued to seller to acquire Vertterre	180,000	-
Non cash consideration	$430,000	$-

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

Overview

Environmental Quality Management, Inc. (“EQ”), an Ohio corporation, was formed on September 24, 1990 under the name “Professional Environmental Quality, Inc.” and changed its name to “Environmental Quality Management, Inc.” on September 26, 1990. On February 7, 2011, EQ consummated a “reverse business combination” transaction with Beacon Energy Holdings, Inc. (“Beacon”), a Delaware corporation, and Beacon Acquisition, Inc. (“Acquisition Sub”), an Ohio corporation and a wholly-owned subsidiary of Beacon. EQ merged with and into Acquisition Sub with the result that, on February 7, 2011, EQ became a subsidiary of Beacon (the “Beacon Merger”). Following the Beacon Merger, the former stockholders of EQ owned 78% of the merged company and the former stockholders of Beacon owned 22% of the merged company (See Note 3 – Reverse Business Combination and Recapitalization).

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

The Company is leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services to government and commercial business. The Company’s solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  The Company has longstanding relationships and multi-year contracts with numerous federal agencies, including the Environmental Protection Agency (the “EPA”), the U.S. Department of Defense and the U.S. Army Corps of Engineers, as well as private sector clients across numerous industries. The Company’s focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

On December 27, 2012, EQ acquired all of the outstanding capital stock of Vertterre Corp. (“Vertterre”), a New Mexico corporation. Vertterre is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities, based in Albuquerque, NM (See Note 4 – Acquisition of Vertterre).

On January 10, 2013, the Company completed the sale of its biodiesel production facility (“Biodiesel Production Facility”) based in Cleburne, TX and related assets, constituting substantially all of the assets of the Company’s former biodiesel production segment (“Biodiesel Production”) (See Note 5 – Sale of Biodiesel Production Facility).

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources

As of December 31, 2012 the Company’s cash on hand was $42,219. The Company incurred net losses of $1,367,956 and $4,214,778 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 the Company’s accumulated deficit was $6,833,142. During the year ended December 31, 2012, the Company met its liquidity requirements principally through operations and its revolving credit facility, and prior to 2012, the Company had historically met its liquidity requirements through the sale of equity and debt securities and its revolving credit facility.

During the year ended December 31, 2012, cash flows provided from operations were $1,287,323, consisting primarily of an increase in accounts payable and accrued expenses of $2,755,125 offset by a net loss of $1,367,956 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1,567,507.

During the year ended December 31, 2012, cash flows used in investing activities were $1,071,231, consisting of $237,364 paid to purchase property, plant and equipment and $833,867 paid to acquire Vertterre.

During the year ended December 31, 2012, cash flows used in financing activities were $1,869,927, consisting primarily of $1,056,960 used to pay down the Company’s revolving credit facility and $454,608 used to pay off the December 2010 Notes (as defined below).

On September 28, 2012, EQ and its wholly owned subsidiary EQ Engineers, LLC (“EQE”) entered into a new loan agreement (as amended, the “Loan Agreement”) providing for a revolving credit facility and a letter of credit facility expiring on January 21, 2014. The Loan Agreement replaced EQ and EQE’s previous financing agreement terminated in September 2012. On February 27, 2013, EQ, EQE and Vertterre entered into a First Amendment to Loan Agreement to add Vertterre as a borrower under the Loan Agreement. For additional information related to the Loan Agreement see Note 9 – Loan Agreement.

As of December 31, 2012, the Company had a deficit in working capital of $1,648,067, which excludes $81,663 of derivative liabilities for the fair value of conversion features on certain convertible debt obligations and the Company’s Series A Convertible Preferred Stock (“Series A Stock”) that are not expected to result in a cash settlement.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and borrowings available under the Loan Agreement will be sufficient to fund the Company’s net cash requirements through December 31, 2013. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, offerings to its existing management, its principal investors, including Argentum Capital Partners II, L.P. (See Note 19 – Related Parties) or from others; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basis of Presentation, continued

As a result of the December 31, 2012 entry into an agreement to sell its Biodiesel Production Facility and related assets, the Consolidated Balance Sheets as of December 31, 2012 and 2011 and the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Consolidated Balance Sheets and the Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

Prior to the Company’s entry into an agreement to sell its Biodiesel Production Facility, the Company reported its operating results in two financial reporting segments: Environmental Services and Biodiesel Production. As a result of the Company’s entry into the agreement to sell its Biodiesel Production Facility, the Company determined to cease reporting its operating results in separate segments.

Principles of Consolidation

The consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQ Engineers, LLC, Vertterre and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., EQM Biofuels Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC and its two joint ventures under which it has a controlling interest. At December 31, 2012, the Company had a controlling interest in two joint ventures: a 51% interest in STC Mosaic and a 51% interest in Vis-Com STC. Noncontrolling interests were de minimis. All significant inter-company accounts and transactions have been eliminated in consolidation. Other entities, including certain joint ventures, in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, but of which the Company does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Company does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. The use of estimates is an integral part of the process in making a determination of the estimated costs of completion for contracts accounted for under the percentage-of-completion method. Management also utilizes various other estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and goodwill, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of deferred tax assets, the valuation of net assets acquired in the Beacon Merger, the value of contingent consideration in connection with the Vertterre acquisition, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

The Company earns revenue by providing services, typically through cost-plus, fixed-price, and time-and-materials contracts. In providing these services, the Company typically incurs direct labor costs, subcontractor costs and certain other direct costs (“ODCs”), which include “out-of-pocket” expenses.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Revenue is recognized under the percentage-of-completion method of accounting for fixed price contracts. Revenues for the current period are determined by multiplying the estimated margin at completion for each contract by the project’s percentage of completion to date, adding labor costs, subcontractor costs and ODCs incurred to date, and subtracting revenues recognized in prior periods. In applying the percentage-of-completion method to these contracts, the Company measures the extent of progress toward completion as the ratio of labor costs incurred to date over total estimated labor costs at completion. As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated. As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method. Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident. Profit incentives and/or award fees are recorded as revenues when the amounts are both probable and reasonably estimable.

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its customer may initiate change orders, which may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and/or the period of completion of the work.

In certain circumstances, the Company may agree to provide new or additional services to a client without a fully executed contract or change order. In these instances, although the costs of providing these services are expensed as incurred, the recognition of related contract revenues is delayed until the contracts and/or change orders have been fully executed by the clients, other suitable written project approvals are received from the clients, or until management determines that revenue recognition is appropriate based on the probability of client acceptance. The probability of client acceptance is assessed based on such factors as the Company’s historical relationship with the client, the nature and scope of the services to be provided, and management’s ability to accurately estimate the realizable value of the services to be provided.

Claims are amounts in excess of agreed contract price that the Company seeks to collect from its clients or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Revenues related to claims are recorded only when the amounts have been agreed with the client.

The majority of the Company’s contracts fall under the following types:

Cost-Plus.   Tasks under these contracts can have various cost-plus features. Under cost-plus fixed fee contracts, clients are billed for the Company’s costs, including both direct and indirect costs, plus a fixed negotiated fee. Under cost-plus fixed rate contracts, clients are billed for the Company’s costs plus negotiated fees or rates based on its indirect costs. Some cost-plus contracts provide for award fees or penalties based on performance criteria in lieu of a fixed fee or fixed rate. Contracts may also include performance-based award fees or incentive fees.

Fixed-Price.   Under fixed-price contracts, the Company’s clients are billed at defined milestones for an agreed amount negotiated in advance for a specified scope of work.

Time-and-Materials.   Under the Company’s time-and-materials contracts, the Company negotiates hourly billing rates and charges based on the actual time that is expended, in addition to other direct costs incurred in connection with the contract. Time-and-materials contracts typically have a stated contract value.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The Company assesses the terms of its contracts and determines whether it will report its revenues and related costs on a gross or net basis. For at-risk relationships where the Company acts as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts. For agency relationships, where the Company acts as an agent for its clients, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted. There were no revenues from agency contracts during the periods presented.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the years ended December 31, 2012 and 2011 excludes potentially dilutive securities of 28,552,810 and 37,949,605, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,815 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration. For the year ended December 31, 2011, weighted average shares outstanding did not include the Escrow Shares (as defined below) (See Note 3 – Reverse Business Combination and Recapitalization), as these were considered shares subject to forfeiture.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	At December 31,
	2012	2011
Private Placement Notes – principal	12,619,595	12,147,198
Private Placement Notes – accrued interest	1,858,237	573,630
Beacon Merger Notes – principal	1,187,136	1,187,136
Beacon Merger Notes – accrued interest	229,513	106,354
Escrow Shares – subject to forfeiture	-	11,433,858
Series A Stock	8,571,429	8,571,429
Stock options	4,061,900	3,905,000
Warrant to purchase common stock	25,000	25,000
Total potentially dilutive securities	28,552,810	37,949,605

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share, continued

For the year ended December 31, 2012, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

Numerator:
Income from continuing operations	$274,713

Effect of dilutive securities:
Convertible debt:
Interest expense, net of tax effect	663,774
Change in fair value of derivative liabilities	(1,522,086)
Amortization of note discount	398,525
Numerator for diluted earnings per share – income from continuing operations	$(185,074)

Denominator:
Weighted average shares outstanding	39,494,505

Effect of dilutive securities:
Assumed conversion of convertible debt	15,894,481
Assumed conversion of Series A Convertible Preferred Stock	8,571,429
Denominator for diluted earnings per share – weighted average shares and assumed conversions	63,960,415

The computation of diluted earnings per share includes 24,465,910 common stock equivalents and excludes potentially dilutive securities for stock options and warrants, which total 4,086,900, since their inclusion would be anti-dilutive. Also, since the effect of the assumed conversions above in diluted earnings per share would be, in fact, anti-dilutive, these assumed conversions have been excluded from the computation of basic and diluted earnings per share for the year ended December 31, 2012.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect and includes billed, unbilled and retainage amounts under contractual arrangements. Unbilled revenues on contracts in progress represent unbilled amounts earned and reimbursable under contracts in progress. These amounts become billable according to the contract terms, which consider the passage of time, achievement of certain milestones or completion of the project. The majority of contracts contain provisions that permit these unbilled amounts to be invoiced in the month after the related costs are incurred.

An allowance for doubtful accounts is recorded based upon a combination of historical experience, aging analysis and information on specific accounts. Accounts are written off after reasonable collection efforts are exhausted. The allowance for doubtful accounts was $916,556 and $522,719 at December 31, 2012 and 2011.

Accounts receivable, net, is as follows:

	December 31,
	2012	2011
Trade – billed	$5,208,739	$6,784,480
Trade – unbilled	5,682,477	3,177,548
Other	19,747	346,532
Allowance for doubtful accounts	(916,556)	(522,719)
Accounts receivable, net	$9,994,407	$9,785,841

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Unbilled revenues on contracts in progress in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress. These amounts become billable according to the contract terms, which consider the passage of time, achievement of certain milestones or completion of the project. The majority of contracts contain certain provisions that permit these unbilled amounts to be invoiced in the months after the related costs are incurred. Generally, unbilled amounts will be billed and collected within one year.

Billings in excess of costs and estimated earnings on contracts in progress in the accompanying consolidated balance sheets represent accumulated billings to clients in excess of the amount earned. The Company anticipates that the majority of such amounts will be earned as revenue within one year.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of December 31, 2012 and 2011, one customer, who was a government customer, accounted for 52% and 65% respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation on property, plant and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 5 to 39 years for building and building improvements, (ii) 3 to 7 years on furniture and fixtures, and (iii) 3 to 5 years for other machinery and equipment. Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Goodwill and Indefinite-Lived Assets

The Company may record goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for either of the years ended December 31, 2012 or 2011.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Costs

Costs related to bids and proposals are capitalized as deferred costs and are reflected in other assets on the accompanying consolidated balance sheets. For contracts awarded to the Company, the deferred bids and proposals costs are amortized over the life of the contract. Bid and proposal costs related to contracts that are not awarded to the Company are expensed in the current period. Amortization of deferred bids and proposals costs amount to $183,760 and $175,294 for the years ended December 31, 2012 and 2011, respectively, and are reflected in depreciation and amortization expense on the accompanying consolidated statements of operations.

Debt issuance costs are capitalized and are amortized over the term of the related loan. Amortization of debt issuance costs amounted to $157,468 and $93,900 for the years ended December 31, 2012 and 2011, respectively, and is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

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

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.
•	Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.
•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2012	$81,663	$-	$-	$81,663
December 31, 2011	$1,560,437	$-	$-	$1,560,437

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Year Ended December 31,
	2012	2011
Beginning balance	$1,560,437	$-
Aggregate fair value of conversion features upon issuance	43,312	2,152,730
Change in fair value of conversion features	(1,522,086)	(592,293)
Ending balance	$81,663	$1,560,437

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31,
	2012	2011
Stock price	$0.18	$0.24
Volatility	41.8%	73.4%
Risk-free interest rate	0.31%	0.36%
Dividend yield	0%	0%
Expected life	1.1-2.0 years	2.1-3.0 years

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At December 31, 2012, the peer group consisted solely of companies operating in the environmental services sector. At December 31, 2011, the peer group consisted of companies operating in both the environmental services sector, as well as operagting in the biodiesel and alternative fuels sectors. Volatility based upon firms operating solely in the environmental services sectors resulted in a much lower volatility, which was the primary reason for the change during the year ended December 31, 2012 in the fair value of the derivative liabilities.

As of December 31, 2012 and 2011, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities,” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods. As disclosed in Notes 11 – Convertible Promissory Notes and 15 – Stockholders’ Equity and Redeemable Preferred Stock, the Company computed the fair value of the derivative liability at the dates of issuance and the reporting date of December 31, 2012 and 2011 using both the Black-Scholes option pricing and Monte Carlo pricing methods. The Company determined that the conversion feature included an implied downside protection feature. As such, the Company performed a Monte-Carlo simulation and concluded that the value of the downside protection feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the conversion feature derivative liability.

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

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance. ASC 815 and ASC 480 “Distinguishing Liabilities from Equity”, which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible debt instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt. The Company also records, when necessary, deemed dividends for the fair value of conversion options embedded in preferred stock.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 “Contracts in Entity's Own Equity”. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. The Company’s preferred shares feature certain redemption rights that are considered by the Company to be outside the Company’s control. Accordingly, the Series A Stock is presented as temporary equity in the mezzanine section of the Company’s consolidated balance sheets.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

Leases

The Company leases office space with lease terms ranging from month-to-month to 10 years. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, the Company records allowances as a deferred rent liability in its consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Lease agreements sometimes contain rent escalation clauses, which are recognized on a straight-line basis over the life of the lease. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the shorter of the useful life or original lease term, exclusive of the renewal period, unless the renewal period is reasonably assured. When a renewal occurs, the Company records rent expense over the new term. The Company expenses any rent costs incurred during the period of time it performs construction activities on newly leased property.

The Company leases computer hardware and software, office equipment and vehicles with lease terms ranging from 3 to 6 years. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”), which simplifies how an entity is required to test goodwill for impairment. ASU 2011-08 would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 includes a number of factors to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 simplifies the impairment testing of indefinite-lived intangible assets by eliminating the requirement to perform an annual quantitative test for impairment, unless a qualitative assessment reveals that impairment is likely. While the update is effective for impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company adopted ASU 2012-02 during the fourth quarter of 2012, which altered the Company’s annual procedures, but did not have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVERSE BUSINESS COMBINATION AND RECAPITALIZATION

On January 25, 2011, EQ entered into the Beacon Merger Agreement with Beacon and Acquisition Sub. On February 7, 2011, pursuant to the Beacon Merger Agreement, EQ merged with and into Acquisition Sub, and continued as the surviving corporation and as a wholly-owned subsidiary of Beacon. The Beacon Merger was accounted for as a reverse business combination and recapitalization, whereupon EQ was deemed to be the acquirer and Beacon was deemed the acquired company for accounting purposes. Accordingly, our historical financial statements for periods prior to the Beacon Merger are those of EQ.

Pursuant to the terms of the Beacon Merger Agreement, the former stockholders of EQ were issued a total of 33,185,049 shares of the Company’s common stock, including 11,433,858 shares held in escrow pursuant to the terms of the Beacon Merger Agreement (the “Escrow Shares”), and 952,381 shares of the Series A Stock, in exchange for their shares of EQ common stock, junior preferred stock and senior preferred stock, and all accrued but unpaid dividends on their shares of preferred stock. The Beacon Merger Agreement provided that all of the Escrow Shares would be released to their holders on February 7, 2012 unless either the $1.00 per gallon federal biodiesel tax credit that expired on December 31, 2009 and was retroactively reinstated through the end of 2011 (the “Federal Biodiesel Tax Credit”) was extended at least through December 31, 2012 or the Biodiesel Production Facility met certain performance goals, and otherwise, the Escrow Shares could have been released in payment of certain indemnification obligations under the Beacon Merger Agreement. On February 7, 2012, all of the Escrow Shares were released to their holders. The shares of Series A Stock issued pursuant to the Beacon Merger Agreement are convertible, at the option of the holder, into a total of 8,571,429 shares of the Company’s common stock at a conversion price of $0.35 per share (subject to adjustment in accordance with the terms of the Series A Certificate of Designation).

On February 7, 2011, in connection with the Beacon Merger, a total of $350,000 of advances to pay Beacon’s operating expenses prior to the Beacon Merger made to Beacon by its former Chief Executive Officer and a former director of the Company, were converted into a subordinated promissory note in the principal amount of $350,000, accruing interest at 10% per annum and due and payable on February 7, 2014 (the “Beacon Director Note”). The Beacon Director Note was subordinate to the Company’s obligations to its senior lender and was secured by a lien on the Company’s assets other than (i) the Biodiesel Production Facility and (ii) the Company’s ownership interest in EQ and its successors and the products and proceeds thereof. On March 30, 2012, the Company paid the noteholder $300,000 in cash as payment in full of the Beacon Director Note, including the outstanding $350,000 unpaid principal and $40,466 accrued but unpaid interest thereon, and the Beacon Director Note was cancelled. On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of secured promissory notes of Beacon, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012 (the “Old Beacon Notes”), were issued (i) in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, new subordinated convertible promissory notes of the Company in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014 (the “Beacon Merger Notes”), and (ii) in exchange for the accrued but unpaid interest under the Old Beacon Notes, a total of 311,780 shares of the Company’s common stock. The principal and accrued interest of the Beacon Merger Notes were convertible, at the option of the holder, into a total of 1,187,136 and 229,513 shares, respectively, of the Company’s common stock as of December 31, 2012 and 1,187,136 and 106,345 as of December 31, 2011 at an exercise price of $1.3899 per share (subject to adjustment in accordance with the terms of the Beacon Merger Notes), were subordinate to the Company’s obligations to its senior lender, and were secured by a lien on the Biodiesel Production Facility. The Beacon Merger Notes provided for customary events of default, the occurrence of which may have resulted in all of the Beacon Merger Notes then outstanding becoming immediately due and payable. The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of December 31, 2012 and 2011 was $319,000 and $147,822, respectively. On January 10, 2013, in connection with the completion of the sale of the Biodiesel Production Facility and related assets, the Company used approximately $2 million of the proceeds from such transaction to pay off all unpaid principal and accrued but unpaid interest of the Beacon Merger Notes and the Beacon Merger Notes were cancelled (See Note 5 – Sale of Biodiesel Production Facility).

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVERSE BUSINESS COMBINATION AND RECAPITALIZATION, continued

In connection with the Beacon Merger, the Company was deemed to have acquired the net assets of Beacon, consisting principally of the Biodiesel Production Facility.

The following details the allocation of the purchase price consideration:

Cash	$5,337
Accounts receivable	227,879
Plant and equipment	4,849,477
Accounts payable	(611,527)
Interest payable	(430,008)
Accrued expenses	(816,158)
Beacon Merger Notes	(1,650,000)
Beacon Director Note	(350,000)
Total	$1,225,000

Purchase price consideration	$1,225,000

The total fair value of the net assets of Beacon was determined by the Company to be approximately $1,225,000 based on the consideration transferred.  The total consideration was based on the number of equity interests the Company would have had to issue to give the shareholders of Beacon the same percentage of equity interest in the combined entity that resulted from the reverse business combination, at its fair value.

The results of operations for the acquired Biodiesel Production Facility are included in the results of the Company from February 7, 2011 in results of discontinued operations.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF VERTTERRE

On December 27, 2012, the Company acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.3 million, consisting of $833,867 in cash, 1.0 million shares of the Company’s common stock fair valued at $180,000 (the “Sandoval Shares”), and an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. The Company determined that as of December 31, 2012, the fair value of the Earnout was de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to the Company under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

In connection with the Company’s acquisition of Vertterre, on December 27, 2012, Sandoval entered into an employment agreement with EQ, pursuant to which he will serve as a Vice President of the Company and will continue to operate and grow Vertterre.

The assets and liabilities of Vertterre have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Vertterre on December 27, 2012, the Company acquired identifiable intangible assets of $387,000.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Covenant Not to Compete	1 years
Customer List	5 years

The following details the allocation of the purchase price for the acquisition of Vertterre:

Fair Value
Accounts receivable, net	457,633
Property and equipment, net	112,775
Intangible asset – covenant not to compete	187,000
Intangible asset – customer list	200,000
Accounts payable and accrued expenses	(236,277)

Net fair values assigned to assets acquired and liabilities assumed	721,131
Goodwill	542,736
Total purchase price consideration	$1,263,867

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF VERTTERRE, continued

The Company’s purchase of Vertterre resulted in the recording of goodwill of $542,736. In connection with this acquisition and the related management team, the Company acquired access to new customers, an additional geographic reach, additional product and service lines, all of which have the potential to bring additional revenue and profits to the Company in the future.

The following presents a summary of the purchase price consideration for the purchase of Vertterre.

Cash, including working capital adjustment of $11,567	$833,867
Note payable	250,000
Value of common stock issued	180,000
Total Purchase Price Consideration	$1,263,867

Based upon the uncertainty associated with the potential realization of proceeds or profits in connection with the Gas Assets, no value was attributed to the Earnouts in the determination of the purchase price.

The results of operations for Vertterre for the period December 27, 2012 through ended December 31, 2012, are reflected in the Company’s results for the years ended December 31, 2012, in the accompanying consolidated statements of operations.

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the Beacon Merger and the acquisition of Vertterre had occurred as of January 1, 2011:

	For the year ended December 31,
	2012	2011
Revenues	$80,504,528	$61,692,246
Net loss	$(1,218,639)	$(5,340,836)
Pro forma basic and diluted net loss per common share	$(0.03)	$(0.18)
Pro forma weighted average common shares outstanding - basic and diluted	39,494,505	29,128,419

The results of operations for Beacon are included in discontinued operations for the periods presented above.

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the Beacon Merger and the acquisition of Vertterre been completed as of January 1, 2011, nor are they necessarily indicative of future consolidated results. Pro forma weighted average shares outstanding – basic and diluted does not consider the effect of the Sandoval shares as those shares are subject to forfeiture.

NOTE 5 – SALE OF BIODIESEL PRODUCTION FACILITY

On December 31, 2012, the Company and Beacon Energy (Texas) Corp., a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly owned subsidiary of Delek US Holdings, Inc. During January 2013, Beacon Energy (Texas) Corp. changed its name to EQM Biofuels Corp. Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its Biodiesel Production Facility and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of the Company’s former Biodiesel Production segment.

Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to the Company related to the federal biodiesel blenders tax credit in the year 2012. The Company used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of its subordinated notes that were secured by the assets sold in the Biodiesel Transaction, the Company paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and the Company paid approximately $387,035 in fees and closing costs in connection with the transaction and intend to use the remainder of the proceeds for general corporate purposes.

Through the Company’s former Biodiesel Production segment, the Company operated its Biodiesel Production Facility designed and constructed to produce high quality biodiesel from a broad range of inputs and feedstocks and sold finished biodiesel to regional refiners and blenders. The Company acquired the former Biodiesel Production segment in February 2011 in connection with the Beacon Merger, at which time the Biodiesel Production Facility was not in operation. The Company successfully restarted the Biodiesel Production Facility in April 2011. The balance sheet and results of operation of the Biodiesel Production segment have been re-classified as discontinued operations.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DISCONTINUED OPERATIONS

On December 31, 2012, in connection with the execution of the Biodiesel Purchase Agreement, the assets, liabilities and operating results of the Biodiesel Production Facility were reclassified to discontinued operations.

Results of discontinued operations are as follows:

	For the years ended December 31,
	2012	2011
Revenues	$6,482,764	$16,542,078
Loss from operations	$(1,691,223)	$(1,537,388)
Loss, before tax	$(1,624,089)	$(1,606,812)
Loss, net of tax	$(1,642,669)	$(985,362)

Assets and liabilities included in discontinued operations are as follows:

	As of December 31,
Assets	2012	2011
Cash and cash equivalents	$139,575	$1,754,605
Accounts receivable, net	213,641	285,442
Inventory	106,961	55,777
Prepaid expenses and other current assets	140,721	284,844
Property and equipment, net	4,244,486	4,557,778
Other assets	6,291	11,561
Total assets of discontinued operations held for sale	$4,851,675	$6,950,007

Liabilities
Accounts payable	$660,390	$465,505
Accrued expenses and other current liabilities	499,752	820,811
Current portion of notes payable	-	150,000
Notes payable, less current portion	-	350,000
Total liabilities of discontinued operations held for sale	$1,160,142	$1,786,316

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	As of December 31,
	2012	2011
Buildings and improvements	220,679	$220,679
Machinery and equipment – other	2,290,462	2,180,370
Furniture and fixtures	150,569	62,794
	2,661,710	2,463,843
Less – Accumulated depreciation and amortization	(1,888,615)	(1,561,011)
	$773,095	$902,832

Total depreciation and amortization expense on the Company’s property and equipment for the years ended December 31, 2012 and 2011 amounted to $332,075 and $398,933, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 are as follows:

	Cost	Accumulated amortization	Net
Customer Relationships	$5,775,647	$1,642,046	$4,133,601
Patents	13,043	2,101	10,942
Non-compete agreements	237,700	50,700	187,000
Trademark	159,900	-	159,900
Total intangible assets	$6,186,290	$1,694,847	$4,491,443

Intangible assets as of December 31, 2011 are as follows:

	Cost	Accumulated amortization	Net
Customer Relationships	$5,575,647	$1,281,805	$4,293,842
Patents	13,043	1,232	11,811
Non-compete agreements	50,700	50,700	-
Trademark	159,900	-	159,900
Total intangible assets	$5,799,290	$1,333,737	$4,465,553

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INTANGIBLE ASSETS, continued

The estimated future amortization expense for each of the next five years and thereafter is as follows:

For the year ended December 31,	Trade Names	Non-compete Agreements	Patents	Customer Relationships	Total
2013	$-	$187,000	$870	$381,351	$569,221
2014	-	-	870	343,571	344,441
2015	-	-	870	343,571	344,441
2016	-	-	870	343,571	344,441
2017	-	-	870	343,571	344,441
Thereafter	-	-	6,592	2,377,966	2,384,558
Total	$-	$187,000	$10,942	$4,133,601	$4,331,543

Amortization expense for intangible assets was $361,110 and $361,109 for the years ended December 31, 2012 and 2011, respectively. Customer relationships are amortized over between five and fifteen years, patents are amortized over fifteen years, and trademarks are determined to have an indefinite life. The weighted average remaining amortization period of customer relationships and patents is 10.3 years and 12.6 years, respectively, as of December 31, 2012.

NOTE 9 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into the Loan Agreement with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.21% as of December 31, 2012). The Loan Agreement is secured by the assets of EQ, EQE and Vertterre, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of December 31, 2012, the available borrowing base under the Loan Agreement totaled approximately $8,010,000, including $2,000,000 attributable to obligations under outstanding letters of credit. As of December 31, 2012, $4,910,773 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ, EQE and Vertterre to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by EQ, EQE and Vertterre to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, (iii) a letter of credit fee of 2.0% per annum and (iv) a one-time loan fee of $85,000 (accounted for as deferred financing costs, to be amortized over the term of the loan agreement).

As of December 31, 2012, the Company was in compliance with the terms and conditions under the Loan Agreement. On November 9, 2012, EQ and EQE received a waiver from the Bank for an event of default under the Loan Agreement resulting from EQ’s loss of its certification as a small business under the Small Business Administration (“SBA”) guidelines in October 2012.   EQ was recertified as a small business under SBA guidelines effective November 6, 2012.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

December 2010 Notes

On December 31, 2010, in connection with the repurchase and cancellation of 3,513,959 shares of its common stock, the Company paid aggregate consideration of $515,361, consisting of $128,841 in cash and $386,520 aggregate principal amount of promissory notes issued to two former employees of the Company (the “December 2010 Notes”). The December 2010 Notes accrued interest at a rate of 0.35% per annum. On September 28, 2012, the Company paid the holders $154,608 in cash as payment in full of the December 2010 Notes, including the outstanding $386,520 unpaid principal and $2,372 accrued but unpaid interest thereon, and the December 2010 Notes were cancelled. A gain on the cancellation of the December 2010 Notes in the amount of $234,284 was recorded in other income.

Demand Notes

On November 4, 2011, the Company issued $1,535,000 in 10% demand notes (“Demand Notes”) to certain officers and directors of the Company. These were due upon the demand of the holder on or after January 3, 2012 unless, prior to that date, the holder was able to exchange such notes for 10% subordinated convertible notes. On December 30, 2011, the holders exchanged the $1,535,000 unpaid principal and $23,879 accrued and unpaid interest under their Demand Notes for new Private Placement Notes, and the Demand Notes were cancelled (See Note 11 – Convertible Promissory Notes).

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre (as described in Note 4 – Acquisition of Vertterre), the Company issued the Sandoval Note in the amount of $250,000, bearing an interest rate of 5%, due and payable on December 27, 2015. The amount of accrued and unpaid interest under the Sandoval Note as of as of December 31, 2012 was approximately $140.

Notes payable consists of:

	As of December 31,
	2012	2011
December 2010 Notes	$-	$386,520
Sandoval Note	250,000	-
Total notes payable	250,000	386,520
Less current portion	-	(257,680)
Total notes payable, long-term portion	$250,000	$128,840

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

Beacon Merger Notes

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of Old Beacon Notes, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012, were issued in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, Beacon Merger Notes in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company used $1,974,042 of the proceeds from such transaction to pay off all unpaid principal and accrued but unpaid interest of the Beacon Merger Notes and the Beacon Merger Notes were cancelled (See Note 5 – Sale of Biodiesel Production Facility). The principal and accrued interest of the Beacon Merger Notes were convertible, at the option of the holder, into a total of 1,187,136 and 229,513 shares of the Company’s common stock, respectively, as of December 31, 2012, and 1,187,136 and 106,354 shares, respectively, as of December 31, 2011, at a conversion price of $1.3899 per share (subject to adjustment in accordance with the terms of the Beacon Merger Notes). The Beacon Merger Notes were subordinate to the Company’s obligations to its senior lender, were secured by a lien on the Biodiesel Production Facility, and provided for customary events of default, the occurrence of which may have resulted in all of the Beacon Merger Notes then outstanding becoming immediately due and payable. The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of as of December 31, 2012 and December 31, 2011 was $319,000 and $147,822, respectively.

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. Of the $1,858,579 principal amount of the December 30 Notes sold, $1,535,000 was converted from principal amount of the Demand Notes (See Note 10 – Notes Payable), $23,879 from accrued interest on the Demand Notes, $250,000 from principal amount of the EQ Officer Transition Note (See Note 10 – Notes Payable), and $50,000 was received in cash. Of the $188,959 principal amount of the March 2012 Note sold, $150,000 was exchanged for principal amount of the EQ Officer Transition Note and $38,959 for accrued and unpaid interest thereon. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of December 31, 2012 and December 31, 2011 was $743,295 and $229,452, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender and the Beacon Merger Notes. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012 and 12,147,198 and 573,630 shares, respectively, as of December 31, 2011, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE PROMISSORY NOTES, continued

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

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. During the year ended December 31, 2011, the issuance date fair value of the derivatives amounted to an aggregate of $1,160,302, consisting of $640,897, $127,925, and $391,480 for each of the March 15 Notes, May 13 Notes, and December 30 Notes, respectively. During the year ended December 31, 2012, the issuance date fair value of the derivative for the March 2012 Note was $15,917. During the years ended December 31, 2012 and 2011, the Company recorded an additional derivative liability of $27,395 and $45,401, respectively for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. During the years ended December 31, 2012 and 2011, $398,525 and $180,869 respectively, of the discount has been charged to interest expense.

The Company estimated the fair value of these derivative conversion features using the Black-Scholes valuation model. The significant assumptions which the Company used to measure the fair value for each tranche of the Private Placement Notes for the conversion option derivative liability was as follows:

	March 15 Notes	May 13 Notes	December 30 Notes	March 2012 Note
Stock price	$0.24	$0.24	$0.24	$0.18
Term	3 years	3 years	3 years	2.8 years
Volatility	84.2%	84.2%	73.4%	63.0%
Risk-free interest rate	1.08%	0.96%	0.36%	0.42%
Dividend yield	0%	0%	0%	0%

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes

As of December 31, 2012 and 2011, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $54,920 and $934,923, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of December 31,
	2012	2011
Beacon Merger Notes	$1,650,000	$1,650,000
March 15 Notes, net of a discount on the conversion feature of $279,682 and $488,788 at December 31, 2012 and December 31, 2011, respectively.	2,220,318	2,011,212
May 13 Notes, net of a discount on the conversion feature of $62,825 and $103,905 at December 31, 2012 and December 31, 2011, respectively.	437,175	396,095
December 30 Notes, net of a discount on the conversion feature of $270,555 and $391,163 at December 31, 2012 and December 31, 2011, respectively.	1,588,324	1,467,716
March 2012 Note, net of a discount on the conversion feature of $11,689 at December 31, 2012.	177,270	-
Total convertible promissory notes, net	$6,073,087	$5,525,023

Future minimum principal payments of these convertible promissory notes are as follows:

For the Years Ended December 31,	Amount
2013	$-
2014	6,697,838
Total, gross	$6,697,838
Less: discount	(624,751)
Total, net	$6,073,087

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid off the Beacon Merger Notes in full.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year:

As of December 31, 2012	Amount
2013	$38,209
2014	14,338
2015	9,453
Total minimum capital lease payments	62,000
Less portion representing interest	(6,076)
Total	$55,924
Less current portion	(45,209)
Long-term portion	$10,715

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

EPA Claim for Equitable Adjustment

On January 23, 2012, the Company filed a request to the EPA for an equitable adjustment in connection with a contract that ended during the fiscal year 2011 (“EPA Claim”). Under the EPA Claim, the Company has asserted that it suffered a major financial loss as a result of certain volume under runs in connection with an excavation project. The Company is not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. The EPA has filed a motion for dismissal. The Company is challenging the EPA’s motion, and a ruling on the motion is expected in April 2013.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Operating Leases

The Company leases its facilities and various equipment with terms that range from month-to-month to 10 years.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

For the Years Ended December 31, 2012	Amount
2013	$1,225,182
2014	789,155
2015	600,442
Total minimum lease payments	$2,614,780

Rent expense was $1,437,811 and $1,584,485 for the years ended December 31, 2012 and 2011, respectively. Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

Joint Ventures

During the year ended December 31, 2012, the Company entered into a new joint venture (the “2012 Joint Venture”), for which the Company’s ownership interest is 49%. During the year ended December 31, 2012, the Company recorded its share of net income from the 2012 Joint Venture, which amounted to approximately $0. There were no profits or losses in connection with the 2012 Joint Venture, as the venture projects have only just begun operations. Prior to 2012, the Company had five joint venture arrangements with one entity (the “Pre-2012 Joint Ventures”). The Pre-2012 Joint Ventures were formed beginning in 2007, whereby the Company was responsible to provide subcontracting services, at the direction of and on behalf of the general partner, in connection with the performance and servicing of such projects. The Company’s ownership interest in Pre-2012 Joint Ventures ranged between 20%-49%. As of December 31, 2012, all of the Pre-2012 Joint Venture projects were completed. During the year ended December 31, 2012 and 2011, the Company recorded its share of the net losses from the Pre-2012 Joint Ventures, which amounted to approximately $0 and $20,000. During the year ended December 31, 2012, the Company recorded an allowance of $27,468 against the remaining book value of the Pre-2012 Joint Ventures. In connection with the acquisition of Vertterre, the Company acquired a 51% controlling interest in two joint ventures (the “Vertterre Joint Ventures”). Of the two Vertterre Joint Ventures, the work for one has been completed and the work for the second is ongoing.

For joint ventures where the Company does not have a controlling interest, the Company accounted for their activities under the equity method of accounting. Any inter-company profits, if material, have been eliminated. For joint ventures where the Company does have a controlling interest, the Company consolidated their activities, and recorded any noncontrolling interest, as required. Noncontrolling interest at December 31, 2012 was determined to be de minimis.

As of December 31, 2012 and 2011 joint venture investments accounted for under both the equity method and those consolidated are reflected in the consolidated financial statements at a value of zero.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

As of December 31, 2012 and 2011, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2012	2011
Current deferred tax assets (liabilities):
Reserves and allowances	$709,201	$572,069
Accrued vacation	84,581	77,497
Contribution carryover	5,603	5,127
Net operating loss carryovers	1,177,438	763,268
Total current deferred tax assets	1,976,823	1,417,961

Non-current deferred tax assets (liabilities):
Excess of tax over book depreciation	(606,549)	(673,629)
Goodwill	(49,882)	(38,371)
Other intangible assets	(1,310,671)	(1,426,341)
Deferred rent	46,372	55,020
Net operating loss carryovers	1,354,427	1,827,046
Derivative liability	18,673	341,450
Convertible debt	(227,708)	(374,287)
Stock based compensation	125,735	109,310
Total non-current deferred tax asset (liability)	(649,603)	(179,802)

Valuation allowance	(596,654)	-
Net deferred tax assets	$730,556	$1,238,159

During the year ended December 31, 2012, the Company realized a federal tax refund of $291,969 upon filing a claim to carry-back $858,732 in net operating loss carryovers back to the years 2010 and 2009.

The Company has computed its deferred tax assets and liabilities by using the applicable tax rates expected to be in effect at the time such taxes shall be due. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this assessment, management has determined that a valuation allowance of $596,654 and $0 was required at December 31, 2012 and 2011.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES, continued

As of December 31, 2012 and 2011, deferred income tax liabilities included a naked credit of $49,882 and $38,371, respectively. Naked credits relate to assets with an indefinite life and cannot be used as a source of income to support the realization of deferred tax assets.

The income tax (benefit) provision as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Federal
Current	$-	$-
Deferred	68,909	(1,851,841)
State and local
Current	38,515	-
Deferred	146,714	(131,450)
Total income tax (benefit) provision	$254,138	$(1,983,291)

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31,
	2012	2011
U.S. federal statutory rate	34.0%	(34.0)%
State income tax, net of federal benefit	2.5	(2.5)
Deferred tax true-up – net operating losses	36.5	-
State taxes based on measures other than income	8.4	-
Increase in valuation reserve	0.7	-
Change in fair value of derivative liabilities related to preferred stock	(41.4)	-
Other permanent differences	7.4	(1.7)
Income tax provision (benefit)	48.1%	(38.2)%

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES, continued

For the years ended December 31, 2012 and December 31, 2011, the Company had approximately $7,237,473 and $6,949,695 federal net operating loss carryovers (“NOLs”), respectively. As of December 31, 2012 and December 31, 2011, the Company had approximately $1,206,571 and $1,924,608 of state NOLs, respectively. The federal NOLs expire in years 2026 through 2032. The state NOLs expire in years 2015 through 2032. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 (“Section 382”) should there be a greater than 50% ownership change as determined under the regulations. The Company has conducted a preliminary Section 382 analysis and has determined that there was a change of ownership on February 7, 2011 (the date of the Beacon Merger) and that Beacon’s premerger NOLs are subject to an annual limitation of $54,758. In 2011, the gross amount of NOLs included in the Company’s deferred tax asset for Beacon’s premerger NOLs have been reduced from $15,890,540 to $1,040,392 since $14,850,148 of these income tax losses will expire unused due to the annual limitation.

The Company files tax returns in United States federal and various state jurisdictions and the Company’s tax returns are subject to examination by tax authorities for years beginning with December 31, 2009.

NOTE 15 – STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

Authorized Stock and Common Stock

As of December 31, 2012 and 2010 the Company had authorized 75,000,000 shares of capital stock, par value $0.001 per share, of which 70,000,000 are shares of common stock and 5,000,000 are shares of preferred stock.

Preferred Stock

The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by its board of directors (the “Board”). Accordingly, the Board is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 5,000,000 shares of preferred stock of which 952,381 preferred shares have been designated as the Company’s Series A Stock and 4,047,619 preferred shares remain undesignated and authorized for issuance.

Redeemable Convertible Stock

The Company has designated 952,381 shares of Series A Stock, par value $0.001 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on February 4, 2011 (the “Series A Certificate of Designation”). As of December 31, 2012, 952,381 shares of Series A Stock were issued and outstanding, all of which were held by Argentum Capital Partners II, L.P.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK, continued

Ranking

The Series A Stock ranks senior to the Company’s common stock and to all series of any other class of the Company’s equity securities (collectively, the “Junior Stock”). The Series A Stock is subordinate and ranks junior to all indebtedness of the Company.

Optional Conversion

Holders of Series A Stock may at any time convert their shares of Series A Stock into such number of shares of the Company’s common stock equal to the quotient of (i) the aggregate stated value (initially $3.15) of the shares of Series A Stock being converted (the “Stated Value”), divided by (ii) the conversion price (initially $0.35) then in effect (the “Series A Conversion Price”) as of the date of the delivery by such holder of its notice of election to convert, without any further payment thereafter.

The Series A Conversion Price is subject to adjustment in certain circumstances, including but not limited to (i) stock splits and combinations of the Company’s common stock, and (ii) the issuance of shares of the Company’s common stock or its equivalents at a per share price, or effective per share price, less than the Series A Conversion Price, subject to certain limited exceptions. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events.

Optional Redemption

Holders of Series A Stock may, at any time after the earlier of February 7, 2014 or pursuant to certain liquidity events require the Company to redeem all or a portion of the holder’s shares of Series A Stock at a price per share equal to the Stated Value (initially $3.15).

Accounting for Redeemable Convertible Preferred Stock

Pursuant to the terms of the Series A Stock, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its host in accordance with ASC 815. During the year ended December 31, 2011, the Company recorded the conversion option in the amount of $947,027 as a derivative liability and also recorded a deemed dividend for the same amount. Since the conversion feature was fully vested upon issuance, the Company fully accreted the deemed dividend on the date of issuance.

The Company estimated the fair value of these derivative conversion features using the Black-Scholes valuation model. The significant assumptions which the Company used to initially measure the fair value of the conversion option derivative liability was as follows:

Stock price	$0.24
Term	3 years
Volatility	84.2%
Risk-free interest rate	1.08%
Dividend yield	0%

The fair value of the conversion liability in connection with the Series A Stock at December 31, 2012 and 2011 was $26,743 and $625,514, respectively.

The Company accounted for the Series A Stock at its liquidation preference of $3,000,000 at the mezzanine level on the balance sheet since holders had certain redemption rights that were not within the control of the Company.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK BASED COMPENSATION

Adoption of 2011 Stock Option Plan

Effective as of March 29, 2011, the Board adopted the EQM Technologies & Energy, Inc. 2011 Stock Option Plan (the “2011 Stock Option Plan”). The 2011 Stock Option Plan is administered by the Compensation Committee of the Board, and provides for the issuance of incentive and non-incentive stock options for the purchase of up to a total of 5,000,000 shares of the Company’s common stock (limited to a total of 4,750,000 shares underlying non-incentive stock options) to the Company’s key employees (as determined by the Board) and non-employee directors. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant options under the 2011 Stock Option Plan for the purchase of more than 1,500,000 shares of the Company’s common stock to any individual during any calendar year and each option grant must have an exercise price at or above fair market value (as determined under the 2011 Stock Option Plan) on the date of grant.

Stock Options

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options granted were estimated using the following weighted-average assumptions:

	March 29, 2011 Grant	October 6, 2011 Grant	December 10, 2011 Grant	May 22, 2012 Grant
Dividend Yield	0%	0%	0%	0%
Expected Volatility	69.4%	69.5%	69.5%	70.7%
Risk-free interest rate	2.50%	1.20%	1.11%	1.25%
Expected Life	5.75 years	5.75 years	5.75 years	5.75 years

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options which defines the expected life as the average of the contractual term and the vesting period.

On March 29, 2011, the Company granted options for the purchase of an aggregate of 3,650,000 shares of its common stock at an exercise price of $0.30 per share under the 2011 Stock Option Plan to approximately 100 employees, three members of the Board, and three executive officers. The options have a ten year term and vest 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The options have an aggregate grant date fair value of $512,278 utilizing the Black-Scholes option pricing model.

On October 6, 2011, the Company granted an option for the purchase of 205,000 shares of its common stock at an exercise price of $0.35 per share under the 2011 Stock Option Plan to an officer of the Company. The option has a 10 year term, and vests 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The option has a grant date fair value of $26,459 utilizing the Black-Scholes option pricing model.

On December 10, 2011, the Company granted an option for the purchase of 50,000 shares of its common stock at an exercise price of $0.35 per share under the 2011 Stock Option Plan to an officer of the Company. The option has a 10 year term, and vests 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The option has a grant date fair value of $6,440 utilizing the Black-Scholes option pricing model.

On May 22, 2012, the Company granted options for the purchase of 203,900 shares of its common stock at an exercise price of $0.40 per share under the 2011 Stock Option Plan to its employees. The option has a 10 year term, and vests 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The option has a grant date fair value of $16,650 utilizing the Black-Scholes option pricing model.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK BASED COMPENSATION, continued

Stock Options, continued

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $131,179 and $233,583 for the years ended December 31, 2012 and 2011, respectively and was reflected in compensation expense on the accompanying consolidated statements of operations. As of December 31, 2012, the unamortized value of options held by employees was $179,012. As of December 31, 2012, the unamortized portion will be expensed over a period of 1.3 years.

The following table is a summary of activity under the 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2011	-
Granted	3,905,000	$0.30	$0.14
Exercised	-
Forfeited	-
Options outstanding at December 31, 2011	3,905,000	$0.30	$0.14	9.3 years	$-
Granted	203,900	$0.40	$0.08
Exercised	-
Forfeited	(47,000)	$0.30
Options outstanding at December 31, 2012	4,061,900	$0.31	$0.14	8.3 years	$-

Exercisable at January 1, 2011	-
Vested	976,250	$0.30	$0.14		$-
Exercisable at December 31, 2011	976,250	$0.30	$0.14	9.3 years	$-
Vested	1,018,475
Forfeited	(14,750)
Exercisable at December 31, 2012	1,979,975	$0.31	$0.14	8.3 years	$-

Stock Awards

On January 23, 2011, the Company sold 870,913 shares of its common stock with an aggregate fair value of $231,600, to employees of the Company for approximately $0.01 per share, realizing aggregate proceeds of $9,650. Stock based compensation of $221,950, representing the aggregate excess of the fair value of the common stock over the selling price on the date issued, was accounted for as stock based compensation in accordance with ASC 718 “Stock Compensation”, and was reflected in compensation expense on the accompanying consolidated statements of operations.

On May 11, 2011, the Company issued an aggregate of 100,000 shares valued at $24,000 to two members of the Board as compensation for their service as directors during 2011.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK BASED COMPENSATION, continued

Stock Based Compensation

Stock based compensation expense was $131,179 and $484,578 for the years ended December 31, 2012 and 2011, respectively, and was reflected in compensation expense on the accompany statements of operations. The following table summarizes total stock based compensation costs.

	For the years ended December 31,
	2012	2011
Amortization of stock options	$131,179	$233,583
Shares sold to employees at $0.01 per share	-	221,950
Warrant issued to an advisor for services	-	5,045
Shares issued to directors for services	-	24,000
Total	$131,179	$484,578

NOTE 17 – STOCK WARRANTS

On February 7, 2011, in connection with the Beacon Merger, warrants to purchase a total of 176,815 shares of the Company’s common stock were issued at an exercise price of $0.01 per share.

On March 29, 2011, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock, at an exercise price of $0.30 per share, to an advisor of the Company for services provided, which warrant was valued at $5,045.

NOTE 18 – MAJOR CUSTOMERS

The Company’s two largest customers, representing work performed under government contracts accounted for approximately 68% and 11% of consolidated revenues, respectively, during the year ended December 31, 2012, and accounted for 51% and 14% of total revenues, respectively, during the year ended December 31, 2011.

NOTE 19 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of Argentum Capital Partners II, L.P. (“ACP II”). Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of December 31, 2012, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series A Stock.

Effective as of January 1, 2010, the Company entered into an agreement with The Argentum Group, an affiliate of ACP II, pursuant to which the Company engaged The Argentum Group as its exclusive investment banker and financial advisor, to provide the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions, among other things (the “Advisory Agreement”).  On October 1, 2010, the Advisory Agreement was assigned by The Argentum Group to Argentum Equity Management, LLC, also an affiliate of ACP II.  Pursuant to the Advisory Agreement, The Argentum Group (and subsequently, Argentum Equity Management, LLC following the assignment of the Advisory Agreement) was paid $10,000 per month in cash as a non-refundable monthly retainer (the “Monthly Retainer”). Effective November 1, 2011, the Advisory Agreement was amended, lowering the Monthly Retainer to $5,000. Additionally, the Advisory Agreement provided for payment of the following transaction based success fees (the “Success Fees”), subject to offset for the aggregate amount of the Monthly Retainer paid since the inception of the Advisory Agreement: (i) upon the closing of an M&A Transaction (as defined in the Advisory Agreement), a cash fee equal to 3% of the Transaction Value (as defined in the Advisory Agreement) up to $10 million and 2% of the Transaction Value over $10 million; and (ii) upon the closing of a Financing Transaction (as defined in the Advisory Agreement), a cash fee equal to 2.5% of the amount of equity capital raised and 1.5% of the amount of any mezzanine debt capital raised. Pursuant to the Advisory Agreement, no Success Fees were to be earned on equity capital raised from the Company’s existing shareholders or on any bank debt provided or arranged by the Company’s existing lenders.

Through June 30, 2012, the Company paid to The Argentum Group and Argentum Equity Management, LLC, in aggregate, $260,000 in Monthly Retainer fees under the Advisory Agreement, and Argentum Equity Management, LLC was entitled to receive an additional $37,081 in Success Fees (after deducting Monthly Retainer fees paid) in connection with the closing of an M&A Transaction (the Beacon Merger). In connection with the execution of the Management Services Agreement (as defined below), this additional $37,081 in Success Fees was waived by Argentum Equity Management, LLC.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RELATED PARTIES, continued

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor, continued

Effective July 1, 2012, the Advisory Agreement was amended and restated, effective July 1, 2012, as a Management Services Agreement (the “Management Services Agreement”), pursuant to which the Company engaged Argentum Equity Management, LLC to provide certain management services to the Company, including serving as a consultant with respect to periodic reviews of its business, operations, and strategic direction; assisting the Board in corporate governance, personnel, compensation, and other matters; providing the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing the Company with the services of its Chairman of the Board, among other things. In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Equity Management, LLC as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015. The annual fee is payable in monthly installments in arrears in cash. The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Equity Management, LLC or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of the Company’s equity interests (on a fully diluted basis), or (ii) such earlier date as the Company and Argentum Equity Management, LLC may mutually agree.

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

On February 7, 2011, in connection with the Beacon Merger, the Company issued to ACP a Beacon Merger Note in principal amount of $100,000 and 18,328 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $26,061 of accrued and unpaid interest thereon, the Company issued to ACP II a Beacon Merger Note in principal amount of $300,000 and 54,982 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $78,183 of accrued and unpaid interest thereon, and the Company issued to Mr. Barandiaran a Beacon Merger Note in principal amount of $150,000 and 27,491 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $38,210 of accrued and unpaid interest thereon.  As of December 31, 2012, $119,333, $358,000 and $179,000, including accrued and unpaid interest, was outstanding under the Beacon Merger Notes held by ACP, ACP II and Mr. Barandiaran, respectively. As of December 31, 2011, $108,959, $326,877, and $163,438, including accrued and unpaid interest was outstanding under the Beacon Merger Notes held by ACP, ACP II and Mr. Barandiaran, respectively. On January 10, 2013, in connection with the completion of the sale of the Biodiesel Production Facility, the Company paid ACP, ACP II and Mr. Barandiaran $119,639, $358,917 and $179,458 in cash, respectively, as payment in full of the Beacon Merger Notes, including the outstanding $100,000, $300,000 and $150,000 unpaid principal and $19,634, $58,917 and $29,458 accrued but unpaid interest thereon, respectively, and the Beacon Merger Notes were cancelled (See Note 5 – Sale of Biodiesel Production Facility).

On March 15, 2011, ACP purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, ACP II purchased a March 15 Note in principal amount of $300,000 for $300,000 in cash, Mr. Barandiaran purchased a March 15 Note in principal amount of $100,000 for $100,000 in cash, a trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash, and a second trust controlled by Mr. Raynor purchased a March 15 Note in principal amount of $50,000 for $50,000 in cash.  On May 13, 2011, ACP purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash.  As of December 31, 2012, $354,750, $354,750, $118,250, $59,125, and $59,125 including accrued and unpaid interest, was outstanding under the Private Placement Notes held by ACP, ACP II, Mr. Barandiaran and the two Raynor trusts, respectively. As of December 31, 2011, $376,932, $323,753, $107,918, $53,959, and $53,959, including accrued and unpaid interest, was outstanding under the Private Placement Notes held by ACP, ACP II, Mr. Barandiaran and the two Raynor trusts, respectively.

On November 4, 2011, ACP II purchased a Demand Note in principal amount of $1,000,000 for $1,000,000 in cash and Mr. Barandiaran purchased a Demand Note in principal amount of $100,000 for $100,000 in cash.  These Demand Notes were cancelled on December 30, 2011 in connection with the purchase by ACP II and Mr. Barandiaran of December 30 Notes, as discussed below.

On December 30, 2011, ACP II purchased a December 30 Note in principal amount of $1,015,556 in exchange for $1,000,000 unpaid principal amount and $15,556 accrued and unpaid interest on the Demand Note held by ACP II, Mr. Barandiaran purchased a December 30 Note in principal amount of $101,556 in exchange for $100,000 unpaid principal amount and $1,556 accrued and unpaid interest on the Demand Note held by Mr. Barandiaran, and a trust controlled by Mr. Raynor purchased a December 30 Note in principal amount of $50,000 for $50,000 in cash. As of December 31, 2012, $1,119,086, $111,909, and $55,097, including accrued and unpaid interest, were outstanding under these Private Placement Notes held by ACP II, Mr. Barandiaran and the Raynor trust, respectively. As of December 31, 2011, $1,015,556, $101,556 and $50,000, including accrued and unpaid interest, were outstanding under these Private Placement Notes held by ACP II, Mr. Barandiaran and the Raynor trust, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RELATED PARTIES, continued

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of December 31, 2012, Mr. Agüero and Metalico, collectively, owned 2,888,828 shares of the Company’s common stock.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Agüero the Beacon Director Note in the principal amount of $350,000, accruing interest at 10% per annum and due and payable on February 7, 2012, in exchange for $350,000 of advances made prior to the Beacon Merger to pay Beacon’s operating expenses. As of December 31, 2011, $381,356, including accrued and unpaid interest, was outstanding under the Beacon Director Note. On March 30, 2012, the Company paid Mr. Agüero $300,000 in cash as payment in full of the Beacon Director Note, including the outstanding $350,000 unpaid principal and $40,466 accrued but unpaid interest thereon, and the Beacon Director Note was cancelled.

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Agüero a Beacon Merger Note in principal amount of $150,000 and 27,533 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $39,092 of accrued and unpaid interest thereon. As of December 31, 2012 and December 31, 2011, $179,000 and $163,438, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Agüero $179,083 in cash as payment in full of the Beacon Merger Note, including the outstanding $150,000 unpaid principal and $29,083 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility).

On May 13, 2011, Mr. Agüero purchased a May 13 Note in principal amount of $50,000 for $50,000 in cash. As of December 31, 2012 and December 31, 2011, $58,306 and $53,178, respectively, including accrued and unpaid interest, was outstanding under this Private Placement Note.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of December 31, 2012 and December 31, 2011, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

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

On February 7, 2011, in connection with the Beacon Merger, the Company issued to Mr. Greber a Beacon Merger Note in principal amount of $200,000 and 39,093 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $52,122 of accrued and unpaid interest thereon. As of December 31, 2012 and December 31, 2011, $238,667 and $217,918, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Greber $283,778 in cash as payment in full of the Beacon Merger Note, including the outstanding $200,000 unpaid principal and $38,778 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility).

On March 15, 2011, Mr. Greber purchased a March 15 Note in principal amount of $375,000 for $375,000 in cash. As of December 31, 2012 and December 31, 2011, $443,438 and $404,692, respectively, including accrued and unpaid interest, was outstanding under this Private Placement Note.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RELATED PARTIES, continued

Jack Greber, continued

On November 4, 2011, Mr. Greber purchased a Demand Note in principal amount of $125,000 for $125,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Greber of a December 30 Note, as discussed below.

On December 30, 2011, Mr. Greber purchased a December 30 Note in principal amount of $376,944 in exchange for (i) $125,000 principal amount and $1,944 accrued and unpaid interest on the Demand Note held by him, and (ii) $250,000 principal amount under the EQ Officer Advance Note. As a result of this transaction the Demand Note held by Mr. Greber was cancelled. The amount of accrued and unpaid interest under this Private Placement Note as of December 31, 2012 and December 31, 2011 was $415,371 and $376,944, respectively.

Additionally, on December 30, 2011, the Company issued to Mr. Greber the EQ Officer Transition Note in the principal amount of $150,000 in exchange for the remaining $150,000 in principal amount under the EQ Officer Advance Note, as a result of which the EQ Officer Advance Note was cancelled. The EQ Officer Transition Note accrued interest at 10% per annum, was due and payable on December 31, 2012, and was unsecured and subordinate to the Company’s obligations to its senior lender, the Beacon Merger Notes and the Beacon Director Note. As of December 31, 2011, $186,425, including accrued and unpaid interest, was outstanding under the EQ Officer Transition Note.

On March 30, 2012, the Company issued to Mr. Greber a March 2012 Note in the principal amount of $188,959, in exchange for $150,000 in principal amount under the EQ Officer Transition Note and $38,959 in accrued and unpaid interest thereon, as a result of which the EQ Officer Transition Note was cancelled. As of December 31, 2012, $203,446, including accrued and unpaid interest, was outstanding under the March 2012 Note.

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

On February 7, 2011, in connection with the Beacon Merger the Company issued to Mr. Jacob a Beacon Merger Note in principal amount of $50,000 and 9,759 shares of common stock in exchange for an Old Beacon Note in the same principal amount and $13,030 of accrued and unpaid interest thereon. As of December 31, 2012 and December 31, 2011, $59,667 and $54,479, respectively, including accrued and unpaid interest, was outstanding under this Beacon Merger Note. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Jacob $59,694 in cash as payment in full of the Beacon Merger Note, including the outstanding $50,000 unpaid principal and $9,694 accrued but unpaid interest thereon, and the Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility).

On March 15, 2011, Messrs. Wendle, Galvin, and Jacob purchased March 15 Notes in principal amounts of $50,000, $50,000 and $50,000, respectively, for $50,000, $50,000 and $50,000 in cash. As of December 31, 2012, $59,125, $59,125, and $59,125 including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle, Galvin and Jacob, respectively. As of December 31, 2011, $53,959, $53,959 and $53,959, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle, Galvin, and Jacob, respectively.

On May 13, 2011, Messrs. Wendle and Colin purchased May 13 Notes in principal amounts of $50,000 and $100,000, respectively, for $50,000 and $100,000 in cash. As of December 31, 2012, $58,306 and $116,611 including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle and Colin, respectively. As of December 31, 2011, $53,178 and $106,356, including accrued and unpaid interest, was outstanding under these Private Placement Notes held by Messrs. Wendle and Colin, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RELATED PARTIES, continued

James Wendle, Robert Galvin, Jon Colin and Kurien Jacob, continued

On November 4, 2011, Mr. Wendle purchased Demand Notes in principal amount of $60,000 for $60,000 in cash. This Demand Note was cancelled on December 30, 2011 in connection with the purchase by Mr. Wendle of a December 30 Note, as discussed below.

On December 30, 2011, Mr. Wendle purchased a December 30 Note in principal amount of $60,933 in exchange for $60,000 principal amount and $933 accrued and unpaid interest on the Demand Note held by him. As of December 31, 2012 and December 31, 2011, $67,145 and $60,933, respectively including accrued and unpaid interest, was outstanding under this Private Placement Note held by Mr. Wendle.

NOTE 20 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas. Benefit payments are based on amounts accumulated from such contributions. During the years ended December 31, 2012 and 2011, the Company’s contribution to the plan was $178,809 and $167,774, respectively.

NOTE 21 – SUBSEQUENT EVENT

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with its construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company was accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that the Company disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has no information that the $3.25 million claim is accurate, and is requesting additional information from the DCAA regarding its findings and considering its response. As of December 31, 2012, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to our FOB Hope Project. The Company has not accrued any additional amounts in response to the letter received on March 26, 2013.

