Form 10-Q
period 2013-03-31
EQM Technologies & Energy, Inc.
filed 2013-05-15
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013, the registrant had 41,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	3
	Condensed Consolidated Statement of Stockholders’ (Deficit) Equity and Redeemable Preferred Stock for the Three Months Ended March 31, 2013 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safety Disclosures	33

ITEM 5.	Other Information	34

ITEM 6.	Exhibits	34

SIGNATURES		35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$953,527	$42,219
Accounts receivable, net	4,415,712	9,994,407
Cost and estimated earnings in excess of billings on uncompleted contracts, net	3,192,810	5,480,206
Prepaid expenses and other current assets	380,347	460,218
Deferred income taxes	1,688,833	1,976,823
Current assets of discontinued operations	40,739	600,898

Total current assets	10,671,968	18,554,771

Property and equipment, net	697,489	773,095
Intangible assets, net	4,344,416	4,491,443
Goodwill	2,762,083	2,762,083
Other assets	1,145,511	850,309
Other assets of discontinued operations	4,974	4,250,777

Total assets	$19,626,441	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$5,088,705	$9,341,047
Accrued expenses and other current liabilities	2,844,700	4,501,441
Billings in excess of costs and estimated earnings on uncompleted contracts	151,014	244,226
Loan agreement	2,557,123	4,910,773
Current portion of capitalized lease obligations	33,735	45,209
Derivative liabilities	34,398	81,663
Current liabilities of discontinued operations	567,149	1,160,142

Total current liabilities	11,276,824	20,284,501

Long-term liabilities:
Notes payable	250,000	250,000
Convertible promissory notes, net	4,521,037	6,073,087
Capitalized lease obligations, less current portion	12,170	10,715
Deferred income taxes	1,080,265	1,246,257
Deferred rent	116,907	126,971

Total long-term liabilities	5,980,379	7,707,030

Total liabilities	17,257,203	27,991,531

Commitments and contingencies (Note 10)

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated, 952,381 shares issued and outstanding at March 31, 2013 and December 31, 2012 at stated value; liquidation preference of $3,000,000	3,000,000	3,000,000

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 70,000,000 shares authorized; 41,473,570 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	41,474	41,474
Additional paid-in capital	7,529,981	7,482,615
Accumulated deficit	(8,202,217)	(6,833,142)

Total stockholders' (deficit) equity	(630,762)	690,947

Total liabilities, redeemable preferred stock and stockholders' (deficit) equity	$19,626,441	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$7,928,621	$11,959,055

Cost of revenues	5,474,856	9,256,072
Gross profit	2,453,765	2,702,983

Operating expenses:
Selling, general and administrative expenses	3,195,946	2,785,386
Depreciation and amortization	342,790	221,209
Total operating expenses	3,538,736	3,006,595

Operating loss	(1,084,971)	(303,612)

Other (expense) income:
Change in fair value of derivative liabilities	47,882	997,514
Interest expense	(306,042)	(311,537)
Other income	300	-
Other (expense) income, net	(257,860)	685,977

(Loss) income from continuing operations before income taxes	(1,342,831)	382,365

Income tax (benefit) expense from continuing operations	(38,875)	18,366

(Loss) income from continuing operations	(1,303,956)	363,999
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(385,994)	72,124
Gain on disposal of Biodiesel Production Facility, net of tax	320,875	-
(Loss) income from discontinued operations, net of tax	(65,119)	72,124

Net loss	$(1,369,075)	$436,123

Basic and diluted net (loss) income per share:
Continuing operations	$(0.03)	$0.01
Discontinued operations, net of tax	-	-

Net (loss) income per common share	$(0.03)	$0.01

Weighted average number of common shares outstanding - basic and diluted	40,650,387	36,001,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' (Deficit) Equity and Redeemable Preferred Stock
For the Three Months Ended March 31, 2013
(Unaudited)

	Redeemable
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2013	952,381	$3,000,000	41,473,570	$41,474	$7,482,615	$(6,833,142)	$690,947

Net loss	-	-	-	-	-	(1,369,075)	(1,369,075)

Amortization of employee stock options	-	-	-	-	47,366	-	47,366

Balance, March 31, 2013	952,381	$3,000,000	41,473,570	$41,474	$7,529,981	$(8,202,217)	$(630,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(1,369,075)	$436,123
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	344,108	335,052
Gain on disposal of Biodiesel Production Facility	(320,875)	-
Gain on the extinguishment of debt	-	(90,466)
Amortization of debt discount	105,812	93,225
Stock based compensation	47,366	34,080
Provision for doubtful accounts	(41,841)	(53,927)
Changes in fair market value of derivative liabilities	(47,882)	(997,514)
Deferred income taxes	(43,302)	42,367
Changes in assets and liabilities:
Accounts receivable	5,834,177	2,477,650
Costs and estimated earnings in excess of billings on uncompleted contracts	2,287,396	709,944
Inventory	106,961	(45,224)
Prepaid expenses and other current assets	6,470	(58,573)
Other assets	(408,794)	(57,399)
Accounts payable, accrued expenses and other current liabilities	(6,509,322)	(1,064,326)
Billings in excess of costs and estimated earnings on uncompleted contracts	(93,212)	68,942
Other long-term liabilities	(10,064)	(5,919)
Total adjustments	1,256,998	1,387,912

Net cash (used in) provided by operating activities	(112,077)	1,824,035

Cash Flows From Investing Activities
Purchases of property and equipment	(6,564)	(142,862)
Proceeds from sale of Biodiesel Production Facility	4,904,043	-

Net cash provided by (used in) investing activities	4,897,479	(142,862)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Financing Activities
Net repayments under loan agreement	(2,353,650)	(2,695,107)
Repayment of Beacon Merger Notes	(1,650,000)	-
Payment of capital lease obligations	(10,019)	(11,854)
Repayment of note payable	-	(300,000)

Net cash used in financing activities	(4,013,669)	(3,006,961)

Net increase (decrease) in cash and cash equivalents	771,733	(1,325,788)

Cash and cash equivalents, beginning of period	181,794	1,835,629

Cash and cash equivalents, end of period	$953,527	$509,841

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$371,262	$150,408

Income taxes	$5,231	$20,333

Non-cash investing and financing activities:
The exchange of loan from officer for subordinated convertible promissory note	$-	$150,000

The exchange of accrued interest for subordinated convertible promissory notes	$-	$38,959

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

On December 27, 2012, EQ acquired all of the outstanding capital stock of Vertterre Corp. (“Vertterre”), a New Mexico corporation. Vertterre is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities, based in Albuquerque, NM (See Note 3 – Acquisition of Vertterre).

On January 10, 2013, the Company completed the sale of its biodiesel production facility (“Biodiesel Production Facility”) based in Cleburne, TX and related assets, constituting substantially all of the assets of the Company’s former biodiesel production segment (“Biodiesel Production”) (See Note 4 – Sale of Biodiesel Production Facility).

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources

As of March 31, 2013, the Company’s cash on hand was $953,527. The Company incurred a net loss of $1,369,075 for the three months ended March 31, 2013. At March 31, 2013, the Company’s accumulated deficit was $8,202,217 and its stockholder’s deficit was $630,762. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During the three months ended March 31, 2013, cash flows used in operations were $112,077, consisting primarily of a net loss of $1,369,075 and a decrease in accounts payable and accrued expenses of $6,509,322, offset by a decrease in accounts receivable of $5,834,177 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2,287,396.

During the three months ended March 31, 2013, cash flows provided by investing activities were $4,897,479, consisting of $4,904,043 received upon the sale of the Biodiesel Production Facility, offset by $6,564 paid for purchases of property, plant and equipment.

During the three months ended March 31, 2013, cash flows used in financing activities were $4,013,669, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount and $2,353,650 of net repayments of the Company’s revolving credit facility.

As of March 31, 2013, the Company had a deficit in working capital of $570,458, which excludes $34,398 of derivative liabilities for the fair value of conversion features on certain convertible debt obligations and the Company’s Series A Convertible Preferred Stock (“Series A Stock”) that are not expected to result in a cash settlement.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through March 31, 2014. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, offerings to its existing management, its principal investors, including Argentum Capital Partners II, L.P. (See Note 13 – Related Parties) or from others; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basis of Presentation, continued

As a result of the December 31, 2012 entry into an agreement to sell its Biodiesel Production Facility and related assets, the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQ Engineers, LLC, Vertterre and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., EQM Biofuels Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC and two Vertterre joint ventures in which the Company has a controlling interest. At March 31, 2013, the Company had a controlling interest in two joint ventures: a 51% interest in STC Mosaic and a 51% interest in Vis-Com STC. Noncontrolling interests were de minimis. All significant inter-company accounts and transactions have been eliminated in consolidation. Other entities, including certain joint ventures, in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, but of which the Company does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Company does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. The use of estimates is an integral part of the process in making a determination of the estimated costs of completion for contracts accounted for under the percentage-of-completion method. Management also utilizes various other estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and goodwill, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of deferred tax assets, the valuation of net assets acquired in the Beacon Merger, the value of contingent consideration in connection with the Vertterre acquisition, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three months ended March 31, 2013 and 2012 excludes potentially dilutive securities of 28,436,651 and 27,316,936, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,815 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At March 31,
	2013	2012
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	2,173,727	873,150
Beacon Merger Notes – principal	-	1,187,136
Beacon Merger Notes – accrued interest	-	135,626
Series A Stock	8,571,429	8,571,429
Stock options	4,046,900	3,905,000
Warrant to purchase common stock	25,000	25,000
Sandoval Shares	1,000,000	-
Total potentially dilutive securities	28,436,651	27,316,936

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of March 31, 2013 and December 31, 2012, one customer, who was a government customer, accounted for 32% and 52%, respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2013	$34,398	$-	$-	$34,398
December 31, 2012	$81,663	$-	$-	$81,663

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended March 31, 2013
Beginning balance at January 1, 2013	$81,663
Aggregate fair value of conversion features upon issuance	617
Change in fair value of conversion features	(47,882)
Ending balance at March 31, 2013	$34,398

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

March 31,
2013
Stock price (derived from the Company’s valuation)	$0.18
Volatility	40.9%
Risk-free interest rate	0.31%
Dividend yield	0%
Expected life	0.9 to 1.8 years

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s condensed consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At March 31, 2013, the peer group consisted solely of companies operating in the environmental services sector.

As of March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities,” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of March 31, 2013 and December 31, 2012 using the Black-Scholes option pricing model.

The Company determined that the conversion feature included an implied downside protection feature. As such, upon initially recording the derivative liabilities during 2011, the Company performed a Monte-Carlo simulation and concluded that the value of the downside protection feature is de minimis and the use of the Black-Scholes valuation model was considered to be a reasonable method to value the conversion feature derivative liability.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2013 and December 31, 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2013 and 2012.

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ACQUISITION OF VERTTERRE

On December 27, 2012, the Company acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by the Company to Mr. Sandoval at closing, offset by a payment of $98,407 due to the Company from Mr. Sandoval in connection with a post-closing working capital adjustment, which payment was received on April 2, 2013, (ii) 1.0 million shares of the Company’s common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. The Company determined that as of December 31, 2012, and through March 31, 2013, that the fair value of the Earnout was de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to the Company under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

The assets and liabilities of Vertterre have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Vertterre on December 27, 2012, the Company acquired identifiable intangible assets of $387,000.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Covenant Not to Compete	1 years
Customer List	5 years

The following details the allocation of the purchase price, as adjusted, for the acquisition of Vertterre:

Fair Value
Accounts receivable, net	408,781
Property and equipment, net	112,775
Intangible asset – covenant not to compete	187,000
Intangible asset – customer list	200,000
Accounts payable and accrued expenses	(285,832)

Net fair values assigned to assets acquired and liabilities assumed	622,724
Goodwill	542,736
Total purchase price consideration	$1,165,460

NOTE 3 – ACQUISITION OF VERTTERRE, continued

The Company’s purchase of Vertterre resulted in the recording of goodwill of $542,736, as adjusted at March 31, 2013. In connection with this acquisition and the related management team, the Company acquired access to new customers, greater geographic reach, and additional product and service lines, all of which have the potential to bring additional revenue and profits to the Company in the future.

The following presents a summary of the purchase price consideration for the purchase of Vertterre:

Cash, including estimate of working capital adjustment amount received at closing of $11,567	$833,867
Amount due from Mr. Sandoval for post-closing working capitaladjustment	(98,407)
Note payable	250,000
Value of common stock issued	180,000
Total Purchase Price Consideration	$1,165,460

Based upon the uncertainty associated with the potential realization of proceeds or profits in connection with the Gas Assets, no value was attributed to the Earnouts in the determination of the purchase price.

The results of operations for Vertterre for the three months ended March 31, 2013, are reflected in the Company’s results in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Combined Financial Information

The following presents the unaudited pro forma combined financial information, as if the acquisition of Vertterre had occurred as of January 1, 2012:

For the Three Months Ended March 31, 2012
Revenues	$12,064,055
Net loss	$312,248
Pro forma basic and diluted net loss per common share	$(0.01)
Pro forma weighted average common shares outstanding - basic and diluted	36,001,456

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the acquisition of Vertterre been completed as of January 1, 2012, nor are they necessarily indicative of future consolidated results. Pro forma weighted average shares outstanding – basic and diluted does not consider the effect of the Sandoval Shares as those shares are subject to forfeiture.

NOTE 4 – SALE OF BIODIESEL PRODUCTION FACILITY

On December 31, 2012, the Company and EQM Biofuels Corp. (f/k/a Beacon Energy (Texas) Corp.), a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly owned subsidiary of Delek US Holdings, Inc. Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its Biodiesel Production Facility and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of the Company’s former Biodiesel Production segment.

NOTE 4 – SALE OF BIODIESEL PRODUCTION FACILITY, continued

Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to the Company related to the federal biodiesel blenders tax credit in the year 2012. The Company used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of its subordinated notes that were secured by the assets sold in the Biodiesel Transaction, the Company paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and the Company paid approximately $585,401 in fees and closing costs in connection with the transaction. The Company intends to use the remainder of the proceeds for general corporate purposes.

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

During the three months ended March 31, 2013, the Company recorded a gain of $320,875 on the sale of the Biodiesel Production Facility, pursuant to the following:

Gross proceeds from sale (consisting of cash of $5,489,444 received at closing)	$5,489,444
Less: Expenses of sale	(585,401)
Net consideration from sale	4,904,043
Less: Net book value of assets sold	(4,417,869)
Gain on the sale of the Biodiesel Production Facility	486,174
Less: Income taxes on sale	(165,299)
Gain, net of income taxes	$320,875

The gain does not reflect the benefit of any contingent consideration, which will be recorded when realized.

NOTE 5 - DISCONTINUED OPERATIONS

On December 31, 2012, in connection with the execution of the Biodiesel Purchase Agreement, the assets, liabilities and operating results of the Biodiesel Production Facility were reclassified to discontinued operations.

Results of discontinued operations are as follows:

	For the three months ended March 31,
	2013	2012
Revenues	$35,958	$2,257,515
(Loss) income from operations	$(386,437)	$57,392
Gain on disposal, net of tax	$320,875	$-
(Loss) income, net of tax	$(65,119)	$72,124

NOTE 5 - DISCONTINUED OPERATIONS, continued

Assets and liabilities included in discontinued operations are as follows:

	As of
	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$-	$139,575
Accounts receivable, net	-	213,641
Inventory	-	106,961
Prepaid expenses and other current assets	40,739	140,721
Property and equipment, net	-	4,244,486
Other assets	4,974	6,291
Total assets of discontinued operations held for sale	$45,713	$4,851,675

Liabilities
Accounts payable	$29,193	$660,390
Accrued expenses and other current liabilities	537,956	499,752
Current portion of notes payable	-	-
Notes payable, less current portion	-	-
Total liabilities of discontinued operations held for sale	$567,149	$1,160,142

NOTE 6 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.20% as of March 31, 2013). The Loan Agreement is secured by the assets of EQ, EQE and Vertterre, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of March 31, 2013, the available borrowing base under the Loan Agreement totaled approximately $4,400,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of March 31, 2013, $2,557,123 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ, EQE and Vertterre to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by EQ, EQE and Vertterre to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a letter of credit fee of 2.0% per annum.

As of March 31, 2013, the Company was in compliance with the terms and conditions under the Loan Agreement.

NOTE 7 – NOTES PAYABLE

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre (as described in Note 4 – Acquisition of Vertterre), the Company issued the Sandoval Note in the amount of $250,000, bearing an interest rate of 5%, due and payable on December 27, 2015. As of March 31, 2013 and December 31, 2012, this amount was included with non-current liabilities. The amount of accrued and unpaid interest under the Sandoval Note as of March 31, 2013 and December 31, 2012 was approximately $3,090 and $140, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Beacon Merger Notes

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of Old Beacon Notes, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012, were issued in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, Beacon Merger Notes in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014. On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company used $1,974,042 of the proceeds from such transaction to pay off all unpaid principal and accrued but unpaid interest of the Beacon Merger Notes and the Beacon Merger Notes were cancelled (See Note 4 – Sale of Biodiesel Production Facility). The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of December 31, 2012 was $319,000.

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of March 31, 2013 and December 31, 2012 was $869,491 and $743,295, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 2,173,727 shares, respectively, as of March 31, 2013, and 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, continued

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

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. During the three months ended March 31, 2013 and 2012, the Company recorded an additional derivative liability of $617 and $8,070, respectively for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. During the three months ended March 31, 2013 and 2012, $105,812 and $93,225 respectively, of the discount has been charged to interest expense.

As of March 31, 2013 and December 31, 2012, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $25,741 and $54,920, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of March 31, 2013			As of December 31, 2012
	Principal	Discount	Balance, Net of Discount	Principal	Discount	Balance, Net of Discount
Beacon Merger Notes	$-	$-	$-	$1,650,000	$-	$1,650,000
March 15 Notes	2,500,000	225,014	2,274,986	2,500,000	279,682	2,220,318
May 13 Notes	500,000	52,087	447,913	500,000	62,825	437,175
December 30 Notes	1,858,879	239,412	1,619,467	1,858,879	270,555	1,588,324
March 2012 Note	188,959	10,288	178,671	188,959	11,689	177,270
Total convertible promissory notes, net	$5,047,838	$526,801	$4,521,037	$6,697,838	$624,751	$6,073,087

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes, continued

Future minimum principal payments of these convertible promissory notes are as follows:

For the Years Ended March 31,	Amount
2014	$2,500,000
2015	2,547,838
Total, gross	$5,047,838
Less: discount	(526,801)
Total, net	$4,521,037

 On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid off the Beacon Merger Notes in full.

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year:

For the Twelve Months Ending March 31,	Amount
2014	$30,516
2015	13,594
2016	6,302
Total minimum capital lease payments	50,412
Less portion representing interest	(4,507)
Total	$45,905
Less current portion	(33,735)
Long-term portion	$12,170

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. Other than the matter set forth below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with the construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company was accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that the Company disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). Pursuant to the March 26, 2013 letter, the Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has established a dialog with the Air Force and has requested additional information regarding the findings of the DCAA. In a show of good faith, the Company has agreed to remit approximately $440,000 (the Company’s estimate of its overbillings pursuant to its filing with the Voluntary Disclosure Program) to the Air Force over a tentative installment period which would begin on June 28, 2013 and end on March 31, 2015. The Company has requested that the Air Force defer its collection efforts in regard to its request for reimbursement for a period of 90 days in order to allow the Company time to analyze and properly respond to the DCAA’s claim. As of March 31, 2013 and December 31, 2012, the Company has included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to its FOB Hope Project. The Company has not accrued any additional amounts in response to the letter received on March 26, 2013.

EPA Claim for Equitable Adjustment

On January 23, 2012, the Company filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”). On January 23, 2012, the Company filed a request with the EPA for an equitable adjustment on the basis that the Company suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim is approximately $6,000,000. The Company is not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of the Company’s equitable adjustment claim. On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal. On May 10, 2013, the Company and the EPA agreed to pursue Alternative Dispute Resolution (“ADR”) as a means to resolve the principal elements of the Company’s claim and contemplate being able to complete the ADR process by July 2013.

Operating Leases

The Company leases its facilities and certain equipment with terms that range from month-to-month to 10 years. Rent expense was $380,992 and $397,827 for the three months ended March 31, 2013 and 2012, respectively. Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Joint Ventures

During the three months ended March 31 2013 and 2012, the Company recorded as revenues $338,445 and $0, respectively, of earnings distributed from joint ventures in which the Company’s ownership interest was 49% or less (the “Noncontrolling Joint Ventures”). As of March 31, 2013 and December 31, 2012, the Noncontrolling Joint Ventures were reflected in the condensed consolidated financial statements at a value of $0. As of March 31, 2013 and December 31, 2012, the Company had a receivable from the Noncontrolling Joint Ventures of $338,445 and $0.

In connection with the acquisition of Vertterre, the Company acquired a 51% controlling interest in two joint ventures (the “Vertterre Controlling Joint Ventures”). Of the two Vertterre Controlling Joint Ventures, the work for one has been completed, and for the second, the project activity at March 31, 2013 was immaterial.

During the three months ended March 31, 2013, no earnings were distributed from the Vertterre Controlling Joint Ventures and as of March 31, 2013, the net assets reflected within the condensed consolidated financial statements were immaterial.

For joint ventures where the Company does not have a controlling interest, the Company accounted for their activities under the equity method of accounting. Any intercompany profits, if material, have been eliminated. For joint ventures where the Company does have a controlling interest, the Company consolidated their activities and recorded any noncontrolling interest as required. Noncontrolling interest at March 31, 2013 and December 31, 2012 was determined to be de minimis.

NOTE 11 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $47,366 and $34,080 for the three months ended March 31, 2013 and 2012, respectively and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2013, the unamortized value of options held by employees was $144,410. As of March 31, 2013, the unamortized portion will be expensed over a period of 1.1 years.

NOTE 11 – STOCK BASED COMPENSATION, continued

Stock Options, continued

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2013	4,061,900	$0.31	$0.14	8.3 years	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(15,000)	$0.30
Options outstanding at March 31, 2013	4,046,900	$0.31	$0.14	8.1 years	$-

Exercisable at January 1, 2013	1,979,975	$0.31	$0.14	8.3 years	$-
Vested	896,750	-	-	-	-
Forfeited	(7,500)	-	-	-	-
Exercisable at March 31, 2013	2,869,225	$0.30	$0.14	8.0 years	$-

NOTE 12 – MAJOR CUSTOMERS

The Company’s two largest customers, representing work performed under government contracts accounted for approximately 37% and 25% of consolidated revenues, respectively, during the three months ended March 31, 2013, and accounted for 53% and 28% of consolidated revenues, respectively, during the three months ended March 31, 2012.

NOTE 13 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of Argentum Capital Partners II, L.P. (“ACP II”). Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of March 31, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series A Stock (convertible into 8,571,429 shares of the Company’s common stock).

NOTE 13 - RELATED PARTIES, continued

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor, continued

The Company and Argentum Equity Management, LLC, an affiliate of ACP II, are parties to a Management Services Agreement (the “Management Services Agreement”), dated July 1, 2012, pursuant to which the Company engaged Argentum Equity Management, LLC to provide certain management services to the Company, including serving as a consultant with respect to periodic reviews of its business, operations, and strategic direction; assisting the Board in corporate governance, personnel, compensation, and other matters; providing the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing the Company with the services of its Chairman of the Board, among other things. In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Equity Management, LLC as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015. The annual fee is payable in monthly installments in arrears in cash. The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Equity Management, LLC or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of the Company’s equity interests (on a fully diluted basis), or (ii) such earlier date as the Company and Argentum Equity Management, LLC may mutually agree.

On January 10, 2013, in connection with the completion of the sale of the Biodiesel Production Facility, the Company paid ACP, ACP II and Mr. Barandiaran cash as payment in full of their Beacon Merger Notes, including the outstanding unpaid principal and accrued but unpaid interest thereon, respectively, and their Beacon Merger Notes were cancelled (See Note 5 – Sale of Biodiesel Production Facility). The amount paid to ACP, ACP II and Mr. Barandiaran for their Beacon Merger Notes is presented in the table below.

On March 15, 2011, ACP, ACP II, Mr. Barandiaran, and two trusts controlled by Mr. Raynor purchased March 15 Notes. On May 13, 2011, ACP purchased a May 13 Note.  On December 30, 2011, ACP II, Mr. Barandiaran, and a trust controlled by Mr. Raynor purchased December 30 Notes. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of March 31, 2013, Mr. Agüero and Metalico, collectively, owned 2,888,828 shares of the Company’s common stock.

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Agüero cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility). The amount paid to Mr. Agüero for his Beacon Merger Note is presented in the table below.

On May 13, 2011, Mr. Agüero purchased a May 13 Note. The current amount of principal and accrued and unpaid interest outstanding on this note is presented in the table below.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of March 31, 2013, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

NOTE 13 - RELATED PARTIES, continued

Jack Greber, continued

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Greber cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility). The amount paid to Mr. Greber for his Beacon Merger Note is presented in the table below.

On March 15, 2011, Mr. Greber purchased a March 15 Note. On December 30, 2011, Mr. Greber purchased a December 30 Note. On March 30, 2012, the Company issued to Mr. Greber a March 2012 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

James Wendle, Robert Galvin, Jon Colin and Kurien Jacob

James E. Wendle serves as the Company’s President and Chief Operating Officer, Robert R. Galvin serves as the Company’s Chief Financial Officer, and Jon Colin and Kurien Jacob serve as directors of the Company.

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Jacob cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 5 – Sale of Biodiesel Production Facility). The amount paid to Mr. Jacob for his Beacon Merger Note is presented in the table below.

On March 15, 2011, Messrs. Wendle, Galvin, and Jacob purchased March 15 Notes. On May 13, 2011, Messrs. Wendle and Colin purchased May 13 Notes. On December 30, 2011, Mr. Wendle purchased a December 30 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

Beacon Merger Notes Cancellation – Related Parties

On January 10, 2013, in connection with the completed of the Biodiesel Transaction, the Company paid the following in cash to the following related parties in exchange for all outstanding principal and accrued and unpaid interest on their Beacon Merger Notes.

	Cash Paid	Principal	Interest
Argentum Capital Partners II, L.P.	$358,917	$300,000	$58,917
Argentum Capital Partners, L.P.	$119,639	$100,000	$19,639
Walter Barandiaran	$179,458	$150,000	$29,458
Carlos Agüero	$179,458	$150,000	$29,458
Jack Greber	$283,778	$200,000	$83,778
Kurien Jacob	$59,694	$50,000	$9,694

NOTE 13 - RELATED PARTIES, continued

Related Party Holdings

As of March 31, 2013, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$62,250	$-	$-	$1,015,566	$128,919	$-	$-
Argentum Capital Partners, L.P.	$300,000	$62,250	$50,000	$9,556	$-	$-	$-	$-
Walter Barandiaran	$100,000	$20,750	$-	$-	$101,556	$12,892	$-	$-
Daniel Raynor	$100,000	$20,750	$-	$-	$50,000	$6,347	$-	$-
Carlos Agüero	$-	$-	$50,000	$9,556	$-	$-	$-	$-
Jack Greber	$375,000	$77,813	$-	$-	$376,944	$47,851	$188,959	$19,211
James Wendle	$50,000	$10,375	$50,000	$9,556	$60,933	$7,735	$-	$-
Robert Galvin	$50,000	$10,375	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$19,111	$-	$-	$-	$-
Kurien Jacob	$50,000	$10,375	$-	$-	$-	$-	$-	$-

As of December 31, 2012, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$54,750	$-	$-	$1,015,556	$103,530	$-	$-
Argentum Capital Partners, L.P.	$300,000	$54,750	$50,000	$8,306	$-	$-	$-	$-
Walter Barandiaran	$100,000	$18,250	$-	$-	$101,556	$10,353	$-	$-
Daniel Raynor	$100,000	$18,250	$-	$-	$50,000	$5,097	$-	$-
Carlos Agüero	$-	$-	$50,000	$8,306	$-	$-	$-	$-
Jack Greber	$375,000	$68,438	$-	$-	$376,944	$38,427	$188,959	$14,487
James Wendle	$50,000	$9,125	$50,000	$8,306	$60,933	$6,212	$-	$-
Robert Galvin	$50,000	$9,125	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$16,611	$-	$-	$-	$-
Kurien Jacob	$50,000	$9,125	$-	$-	$-	$-	$-	$-

NOTE 14 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas. Benefit payments are based on amounts accumulated from such contributions. During the three months ended March 31, 2013 and 2012, the Company’s contribution to the plan was $55,979 and $38,706, respectively.

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

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 and in Part II, Item 1A of this report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Overview

EQM Technologies & Energy, Inc. and its subsidiaries (collectively “we”, “us”, the “Company” or “EQM”) is a leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services.  Our solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  Our focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

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

On February 7, 2011, Environmental Quality Management, Inc. (“EQ”), an Ohio corporation and our wholly-owned subsidiary, consummated a “reverse business combination” transaction with Beacon Energy Holdings, Inc. (“Beacon”), a Delaware corporation, and Beacon Acquisition, Inc. (“Acquisition Sub”), an Ohio corporation and a wholly-owned subsidiary of Beacon. EQ merged with and into Acquisition Sub with the result that, on February 7, 2011, EQ became a subsidiary of Beacon (the “Beacon Merger”). As a result of the Beacon Merger, our former stockholders acquired a majority of our post-combination common stock and our officers and directors became officers and directors of EQM. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon and a recapitalization of the Company. In connection with the Beacon Merger, we acquired our former biodiesel production segment (“Biodiesel Production”) in February 2011, at which time our biodiesel production facility (“Biodiesel Production Facility”) based in Cleburne, TX was not in operation. We successfully restarted the Biodiesel Production Facility in April 2011. The historical consolidated financial statements prior to February 7, 2011 are ours. In connection with the Beacon Merger, we have restated our statements of stockholders’ equity and redeemable preferred stock on a recapitalization basis so that all equity accounts are now presented as if the recapitalization had occurred as of the beginning of the earliest period presented.

On December 27, 2012, we acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between us and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by us to Mr. Sandoval at closing, offset by a payment of $98,407 due to us from Mr. Sandoval in connection with a post-closing working capital adjustment, which payment was received from Mr. Sandoval on April 2, 2013, (ii) 1.0 million shares of our common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production.

On December 31, 2012, the Company and EQM Biofuels Corp. (f/k/a Beacon Energy (Texas) Corp.), a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly owned subsidiary of Delek US Holdings, Inc. Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its Biodiesel Production Facility and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of our former Biodiesel Production segment. Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to us related to the federal biodiesel blenders tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, we paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and we paid approximately $585,401 in fees and closing costs in connection with the transaction. We intend to use the remainder of the proceeds for general corporate purposes.

We categorize the industry in which we compete into three primary service areas:

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Overview of the Effect of the Federal Sequester on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues.  We note that for the three months ended March 31, 2013 and 2012, the EPA accounted for approximately 37% and 53% of our total revenues, respectively.  Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts. We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

During the three months ended March 31, 2013, the EPA delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011. These delays negatively impacted our revenues from the EPA, which had a negative impact upon our financial results for the three months ended March 31, 2013.

Our management team has been in contact with the contracting officers and project officers at the EPA and it is our understanding that the funding of ongoing work and the start of new work will be delayed from the first quarter of 2013 to the second or third quarter of 2013. We are not able to provide any guarantee or assurance that the EPA will in fact resume the funding and authorization of work under our master contracts, whether pursuant to this schedule or at any other time.

Overview of Results

We reported a consolidated net loss of $1,369,075 for the three months ended March 31, 2013, as compared to net income of $436,198 for the three months ended March 31, 2012. The increase in net loss of $1,805,283 was primarily due to a slowing of our government contracting work, significantly attributable to the federal government sequester, as discussed above, as well as the completion during 2012 of certain larger projects with a resultant lag in the startup of new contracts during 2013.

Revenues

We had overall revenues of $7,928,621 for the three months ended March 31, 2013, as compared to revenues of $11,959,055 for the three months ended March 31, 2012, for an overall decrease of $4,030,434 or 33.7%.  The decrease in revenues for the three months ended March 31, 2013 was primarily attributable to the slowing of government contracting work, largely due to the federal government budgeting crisis and to a lesser extent due to the completion during 2012 of certain larger projects and a lag in the start up of new contracts during 2013.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   Our consolidated operating expenses for the three months ended March 31, 2013 and 2012 were $3,538,736 and $3,006,595, respectively.  The increase in operating expenses of $532,141 was principally the result of operating expenses for administrative and engineering personnel incurred by Vertterre and contract estimating costs.

Liquidity and Capital Resources

As of March 31, 2013, our cash on hand was $953,527.  As of March 31, 2013, our accumulated deficit was $8,202,217.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of March 31, 2013 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Loan Agreement	$2,557,123	LIBOR plus 3.0%	January 21, 2014
Convertible Notes:
Private Placement Notes
March 15 Notes	2,500,000	10% per annum	Principal and accrued interest due March 15, 2014
May 13 Notes	500,000	10% per annum	Principal and accrued interest due May 13, 2014
December 30 Notes	1,858,879	10% per annum	Principal and accrued interest due December 31, 2014
March 2012 Note	188,959	10% per annum	Principal and accrued interest due December 31, 2014
Sandoval Note	250,000	5% per annum	Principal and interest due December 27, 2015
Total	7,854,961
Discounts	(526,801)
Total, net of discounts	$7,328,160

The terms of these debt securities are described in detail in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Cash Flow – For the Three months ended March 31, 2013

Cash Flows – Operating Activities

During the three months ended March 31, 2013, cash flows used in operations were $112,077, consisting primarily of a net loss of $1,369,075 and a decrease in accounts payable and accrued expenses of $6,509,322, offset by a decrease in accounts receivable of $5,834,177 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2,287,396.

Cash Flows – Investing Activities

During the three months ended March 31, 2013, cash flows provided by investing activities were $4,897,479, consisting of $4,904,043 received upon the completion of the Biodiesel Transaction, offset by $6,564 paid for purchases of property, plant and equipment.

Cash Flows – Financing Activities

During the three months ended March 31, 2013, cash flows used in financing activities were $4,013,669, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes and $2,353,650 of net repayments of the Company’s revolving credit facility.

Future Liquidity and Cash Flows

On September 28, 2012, EQ and its subsidiary EQ Engineers, LLC (“EQE”) entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.20% as of March 31, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of March 31, 2013, the available borrowing base under the Loan Agreement totaled approximately $4,400,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of March 31, 2013, $2,557,123 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by the Borrowers to $250,000 per fiscal year. As of and for the quarterly period ended March 31, 2013, we were in compliance with its financial covenants under the Loan Agreement. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a line of credit fee of 2.0% per annum.

Management believes that our cash balances on hand, cash flows generated from operations, and availability under the Loan Agreement will be sufficient to fund our net cash requirements through March 31, 2014. However, in order to execute our long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of our environmental services business, we may need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, offerings to existing management, our principal investors, including ACP II, or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness in Disclosure Controls

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, due to the inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate. This material weakness arises principally from a lack of documentation and related closing and review procedures. This material weakness created a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 EPA Claim for Equitable Adjustment

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”). On January 23, 2012, the Company filed a request with the EPA for an equitable adjustment on the basis that the Company suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim is approximately $6,000,000. We are not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of the Company’s equitable adjustment claim. On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal. On May 10, 2013, the Company and the EPA agreed to pursue Alternative Dispute Resolution (“ADR”) as a means to resolve the principal elements of our claim and contemplate being able to complete the ADR process by July 2013.

 Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC (“QRI”), was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, we were informed that our ACE Claim was initially denied by the U.S. Army Corp of Engineers. As of December 31, 2012, the Company’s receivable from such joint venture was fully reserved for. During February 2013, Q2 settled its ACE Claim with the U.S. Army Corp of Engineers and on April 17, 2013 the Company received $110,000, representing its portion of the settlement amount. This settlement amount of $110,000 was recorded as received during the three months ended March 31, 2013.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). We completed the FOB Hope Project in March 2008. We submitted our findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. We were accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. We have established a dialog with the Air Force and have requested additional information regarding the findings of the DCAA. In a show of good faith, we have agreed to remit approximately $440,000 (the Company’s estimate of its overbillings pursuant to its filing with the Voluntary Disclosure Program) to the Air Force over a tentative installment period which would begin on June 28, 2013 and end on March 31, 2015. We have requested that the Air Force defer its collection efforts in regard to its request for reimbursement for a period of 90 days in order to allow us time to analyze and properly respond to the DCAA’s claim. As of March 31, 2013 and December 31, 2012, we have included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to the FOB Hope Project. We have not accrued any additional amounts in response to the letter received on March 26, 2013.

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

Item 1A.	Risk Factors.

Reductions in and uncertainty regarding U.S. federal government spending due to the Budget Control Act of 2011 may have a material adverse effect on our results of operations.

On August 2, 2011, the Budget Control Act, or the Act, was signed into law. The Act committed the U.S. federal government to significantly reduce the federal deficit over ten years. The Act established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period. The sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts in government fiscal year 2013. Although the Office of Management and Budget recently issued guidance on the implementation of the sequester, the impact the sequester will have on contractors supporting the U.S. federal government remains uncertain.

On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, or the 2013 Act, which funds discretionary programs through the end of the U.S. federal government’s fiscal year, or September 30, 2013. Additionally, the 2013 Act included specific appropriations for certain government agencies, including the EPA, our largest customer, and the Department of Defense, and implemented $85 billion of sequester cuts. Agencies and departments not covered by these specific appropriations continue to operate under a continuing resolution. During a continuing resolution, funding on existing contracts is generally limited to prior government fiscal year levels and new programs are not funded until an appropriations bill or its equivalent is enacted.

These reductions in, and general uncertainty regarding, U.S. federal government spending have adversely impacted our fiscal 2013 financial performance. Most significantly, the EPA has delayed the authorization of new funding and work under existing task orders and the authorization of new task orders under our master contracts with the EPA. We are not able to provide any guarantee or assurance that the EPA will in fact resume the funding and authorization of work under our master contracts, whether pursuant to this schedule or at any other time.

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

* Filed herewith.

** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Technologies & Energy, Inc.

Date: May 15, 2013	By:	/s/ James E. Wendle
		Name:	James E. Wendle
		Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Robert R. Galvin
		Name:	Robert R. Galvin
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

