Form 10-Q
period 2013-06-30
EQM Technologies & Energy, Inc.
filed 2013-08-12
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013, the registrant had 41,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,046,990	$42,219
Accounts receivable, net	6,861,154	9,994,407
Cost and estimated earnings in excess of billings on uncompleted contracts, net	4,331,907	5,480,206
Prepaid expenses and other current assets	133,273	460,218
Deferred income taxes	1,682,525	1,976,823
Current assets of discontinued operations	35,165	600,898

Total current assets	15,091,014	18,554,771

Property and equipment, net	660,826	773,095
Intangible assets, net	4,197,388	4,491,443
Goodwill	2,762,083	2,762,083
Other assets	843,080	850,309
Other assets of discontinued operations	3,656	4,250,777

Total assets	$23,558,047	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,119,920	$9,341,047
Accrued expenses and other current liabilities	2,772,191	4,501,441
Billings in excess of costs and estimated earnings on uncompleted contracts	337,201	244,226
Loan agreement	3,556,061	4,910,773
Current portion of capitalized lease obligations	33,735	45,209
Derivative liabilities	19,099	81,663
Current portion of convertible promissory notes, net	2,790,665	-
Current liabilities of discontinued operations	480,038	1,160,142

Total current liabilities	18,108,910	20,284,501

Long-term liabilities:
Notes payable	250,000	250,000
Convertible promissory notes, net, less current portion	1,831,680	6,073,087
Capitalized lease obligations, less current portion	14,221	10,715
Deferred income taxes	992,919	1,246,257
Deferred rent	107,611	126,971

Total long-term liabilities	3,196,431	7,707,030

Total liabilities	21,305,341	27,991,531

Commitments and contingencies (Note 10)

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated,
952,381 shares issued and outstanding at December 31, 2012
at stated value; liquidation preference of $3,000,000	-	3,000,000

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized:
952,381 shares designated, issued and outstanding at June 30, 2013 at stated value;
liquidation preference of $3,000,000	3,000,000	-
Common stock, $0.001 par value, 70,000,000 shares authorized;
41,473,570 shares issued and outstanding at June 30, 2013 and
December 31, 2012, respectively	41,474	41,474
Additional paid-in capital	7,572,757	7,482,615
Accumulated deficit	(8,361,525)	(6,833,142)

Total stockholders' equity	2,252,706	690,947

Total liabilities, redeemable preferred stock and stockholders' equity	$23,558,047	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$14,166,862	$12,258,830	$22,095,483	$24,217,885

Cost of revenues	10,852,808	8,714,828	16,327,664	17,970,900
Gross profit	3,314,054	3,544,002	5,767,819	6,246,985

Operating expenses:
Selling, general and administrative expenses	2,925,357	3,235,530	6,121,303	6,020,916
Depreciation and amortization	365,103	248,938	707,893	470,147
Total operating expenses	3,290,460	3,484,468	6,829,196	6,491,063

Operating income (loss)	23,594	59,534	(1,061,377)	(244,078)

Other (expense) income:
Change in fair value of derivative liabilities	15,299	(66,637)	63,181	930,877
Interest expense	(275,663)	(330,495)	(581,705)	(642,032)
Other income	800	-	1,100	-
Other (expense) income, net	(259,564)	(397,132)	(517,424)	288,845

(Loss) income from continuing operations before income taxes	(235,970)	(337,598)	(1,578,801)	44,767

Income tax (benefit) expense from continuing operations	(76,662)	8,402	(115,537)	26,768

(Loss) income from continuing operations	(159,308)	(346,000)	(1,463,264)	17,999
Discontinued operations:
Loss from discontinued operations, net of tax	-	(809,267)	(385,994)	(737,143)
Gain on disposal of Biodiesel Production Facility, net of tax	-	-	320,875	-
Loss from discontinued operations, net of tax	-	(809,267)	(65,119)	(737,143)

Net loss	$(159,308)	$(1,155,267)	$(1,528,383)	$(719,144)

Basic and diluted net loss per share:
Continuing operations	$-	$(0.01)	$(0.04)	$-
Discontinued operations, net of tax	-	(0.02)	-	(0.02)

Net loss per common share	$-	$(0.03)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding -
basic and diluted	40,650,387	40,650,387	40,650,387	38,325,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity and Redeemable Preferred Stock

For the Six Months Ended June 30, 2013

(Unaudited)

	Redeemable
	Series A Convertible		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2013	952,381	$3,000,000	0	$-	41,473,570	$41,474	$7,482,615	$(6,833,142)	$690,947

Net loss	-	-	-	-	-	-	-	(1,528,383)	(1,528,383)
Series A Convertible Preferred Stock reclassified to stockholder's equity	(952,381)	(3,000,000)	952,381	3,000,000	-	-	-	-	3,000,000
Warrant issued to advisor for services	-	-	-	-	-	-	3,046	-	3,046
Amortization of stock options	-	-	-	-	-	-	87,096	-	87,096

Balance, June 30, 2013	-	$-	952,381	$3,000,000	41,473,570	$41,474	$7,572,757	$(8,361,525)	$2,252,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,528,383)	$(719,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	709,211	700,922
Gain on disposal of Biodiesel Production Facility	(320,875)	-
Gain on disposal of other property and equipment	(1,100)	-
Gain on the extinguishment of debt	-	(90,466)
Amortization of debt discount	215,303	190,832
Stock based compensation	90,142	68,154
(Recovery of) provision for doubtful accounts	(17,764)	265,927
Changes in fair market value of derivative liabilities	(63,181)	(930,877)
Deferred income taxes	(124,340)	42,366
Changes in assets and liabilities:
Accounts receivable	3,364,658	2,052,805
Costs and estimated earnings in excess of billings on uncompleted contracts	1,148,299	(845,126)
Inventory	106,961	11,438
Prepaid expenses and other current assets	259,118	243,594
Other assets	(195,388)	(175,425)
Accounts payable, accrued expenses and other current liabilities	(3,644,592)	1,101,203
Billings in excess of costs and estimated earnings on uncompleted contracts	92,975	113,987
Other long-term liabilities	(19,360)	(11,839)
Total adjustments	1,600,067	2,737,495

Net cash provided by operating activities	71,684	2,018,351

Cash Flows From Investing Activities
Purchases of property and equipment	(37,556)	(203,151)
Proceeds from sale of property and equipment	1,100
Proceeds from sale of Biodiesel Production Facility	4,904,043	-

Net cash provided by (used in) investing activities	4,867,587	(203,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Financing Activities
Net repayments under loan agreement	(1,354,712)	(3,194,498)
Repayment of Beacon Merger Notes	(1,650,000)	-
Payment of capital lease obligations	(20,418)	(23,469)
Payment of debt financing costs	(48,945)	-
Repayment of note payable	-	(300,000)

Net cash used in financing activities	(3,074,075)	(3,517,967)

Net increase (decrease) in cash and cash equivalents	1,865,196	(1,702,767)

Cash and cash equivalents, beginning of period	181,794	1,835,629

Cash and cash equivalents, end of period	$2,046,990	$132,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$402,860	$203,494

Income taxes	$42,052	$51,014

Non-cash investing and financing activities:
The exchange of loan from officer for subordinated convertible promissory note	$-	$150,000

The exchange of accrued interest for subordinated convertible promissory notes	$-	$38,959

Property and equipment acquired through capital lease	$12,450	$-

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

The Company is a leading full service provider of environmental consulting, engineering, program management, clean technology, remediation and construction management and technical services to government and commercial business. The Company’s solutions span the entire life cycle of consulting and engineering projects and are designed to help public and private sector organizations manage and control their environmental risks and comply with regulatory requirements.  The Company has longstanding relationships and multi-year contracts with numerous federal agencies, including the Environmental Protection Agency (the “EPA”), the U.S. Department of Defense and the U.S. Army Corps of Engineers, as well as private sector clients across numerous industries. The Company’s focus areas include air and emissions, water and wastewater, industrial hygiene and safety, and emergency response and hazardous waste site cleanup.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources

As of June 30, 2013, the Company’s cash on hand was $2,046,990. The Company incurred a net loss of $1,528,383 for the six months ended June 30, 2013. At June 30, 2013, the Company’s accumulated deficit was $8,361,525 and it had total stockholder’s equity of $2,252,706. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During the six months ended June 30, 2013, cash flows from operating activities were $71,684, consisting primarily of a decrease in accounts receivable of $3,364,658 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1,148,299 offset by a net loss of $1,528,383 and a decrease in accounts payable and accrued expenses of $3,644,592.

During the six months ended June 30, 2013, cash flows provided by investing activities were $4,867,587, consisting of $4,904,043 received upon the sale of the Biodiesel Production Facility and $1,100 received from the sale of other property and equipment offset by $37,556 paid for purchases of property, plant and equipment.

During the six months ended June 30, 2013, cash flows used in financing activities were $3,074,075, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes and $1,354,712 of net repayments of the Company’s revolving credit facility.

As of June 30, 2013, the Company had a deficit in working capital of $2,998,797, which excludes $19,099 of derivative liabilities for the fair value of conversion features on certain convertible debt obligations and the Company’s Series A Convertible Preferred Stock (“Series A Stock”) that are not expected to result in a cash settlement.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through June 30, 2014. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company currently has Private Placement Notes outstanding that mature on March 15, May 13 and December 31, 2014, as discussed in Note 8. The Company is in discussions with the holders of these Private Placement Notes, and expects that, for certain holders, it will be able to extend the maturities of such obligations beyond their current terms; however, the Company has not secured any commitment for such extensions at this time, nor can it provide any assurance that such extensions will be agreed to on commercially acceptable terms, or at all.

The Company also has a Loan Agreement outstanding (as discussed in Note 6), which matures on January 21, 2014. The Company expects to be able to extend the maturity of the Loan Agreement under similar terms; however, the Company has not secured any commitment to an extension at this time, nor can it provide any assurance that an extension will be agreed to on commercially acceptable terms, or at all.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, offerings to its existing management, its principal investors, including Argentum Capital Partners II, L.P. (See Note 14 – Related Parties) or from others; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

As a result of the December 31, 2012 entry into an agreement to sell its Biodiesel Production Facility and related assets, the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQ Engineers, LLC, Vertterre and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., EQM Biofuels Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC and two Vertterre joint ventures in which the Company has a controlling interest. At June 30, 2013, the Company had a controlling interest in two joint ventures: a 51% interest in STC Mosaic and a 51% interest in Vis-Com STC. Noncontrolling interests were de minimis. All significant intercompany accounts and transactions have been eliminated in consolidation. Other entities, including certain joint ventures, in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, but of which the Company does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Company does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three and six months ended June 30, 2013 and 2012 excludes potentially dilutive securities. At June 30, 2013 and 2012, the Company excluded potentially dilutive securities of 29,043,641 and 27,316,936, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,815 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At June 30,
	2013	2012
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	2,489,217	873,150
Beacon Merger Notes – principal	-	1,187,136
Beacon Merger Notes – accrued interest	-	135,626
Series A Stock	8,571,429	8,571,429
Stock options	4,288,400	3,905,000
Warrant to purchase common stock	75,000	25,000
Sandoval Shares	1,000,000	-
Total potentially dilutive securities	29,043,641	27,316,936

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of June 30, 2013 and December 31, 2012, one customer, who was a government customer, accounted for 46% and 52%, respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2013	$19,099	$-	$-	$19,099
December 31, 2012	$81,663	$-	$-	$81,663

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Six Months Ended June 30, 2013
Beginning balance at January 1, 2013	$81,663
Aggregate fair value of conversion features upon issuance	617
Change in fair value of conversion features	(63,181)
Ending balance at June 30, 2013	$19,099

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

As of June 30, 2013
Stock price (derived from the Company’s valuation)	$0.17
Volatility	41.3%
Risk-free interest rate	0.15%
Dividend yield	0%
Expected life	0.6 to 1.5 years

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s condensed consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At June 30, 2013, the peer group consisted solely of companies operating in the environmental services sector.

As of June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities,” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of June 30, 2013 and December 31, 2012 using the Black-Scholes option pricing model.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2013 and December 31, 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the periods ended June 30, 2013 and 2012.

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITION OF VERTTERRE

On December 27, 2012, the Company acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by the Company to Mr. Sandoval at closing, offset by a payment of $98,407 due to the Company from Mr. Sandoval in connection with a post-closing working capital adjustment, which payment was received on April 2, 2013; (ii) 1.0 million shares of the Company’s common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. The Company determined that as of December 31, 2012, and through June 30, 2013, that the fair value of the Earnouts were de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to the Company under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITION OF VERTTERRE, continued

The Company’s purchase of Vertterre resulted in the recording of goodwill of $542,736 at June 30, 2013. In connection with this acquisition and the related management team, the Company acquired access to new customers, greater geographic reach, and additional product and service lines, all of which have the potential to bring additional revenue and profits to the Company in the future.

The following presents a summary of the purchase price consideration for the purchase of Vertterre:

Cash, including estimate of working capital adjustment amount paid at closing of $11,567, net of $98,407 received from Mr. Sandoval pursuant to the post-closing working capital adjustment.	$735,460
Note payable	250,000
Value of common stock issued	180,000
Total Purchase Price Consideration	$1,165,460

Based upon the uncertainty associated with the potential realization of proceeds or profits in connection with the Gas Assets, no value was attributed to the Earnouts in the determination of the purchase price.

The results of operations for Vertterre for the three and six months ended June 30, 2013, are reflected in the Company’s results in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Combined Financial Information

The following presents the unaudited pro forma combined financial information, as if the acquisition of Vertterre had occurred as of January 1, 2012:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Revenues	$12,363,830	$24,601,885
Net loss	$(1,279,142)	$(844,894)
Pro forma basic and diluted net loss per common share	$(0.03)	$(0.02)
Pro forma weighted average common shares outstanding - basic and diluted	40,650,387	38,325,921

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 – SALE OF BIODIESEL PRODUCTION FACILITY, continued

Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to the Company related to the federal biodiesel blenders tax credit in the year 2012. The Company used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of its subordinated notes that were secured by the assets sold in the Biodiesel Transaction, paid approximately $990,530 to satisfy the outstanding obligations of the Biodiesel Production Facility, and paid approximately $585,401 in fees and closing costs in connection with the transaction. The Company intends to use the remainder of the proceeds for general corporate purposes.

Through the Company’s former Biodiesel Production segment, the Company operated its Biodiesel Production Facility, designed and constructed to produce high quality biodiesel from a broad range of inputs and feedstocks, and sold finished biodiesel to regional refiners and blenders. The Company acquired the former Biodiesel Production segment in February 2011 in connection with the Beacon Merger, at which time the Biodiesel Production Facility was not in operation. The Company successfully restarted the Biodiesel Production Facility in April 2011. The balance sheet and results of operation of the Biodiesel Production segment have been reclassified as discontinued operations.

During the three and six months ended June 30, 2013, the Company recorded a gain of $0 and $320,875, respectively, on the sale of the Biodiesel Production Facility, pursuant to the following:

Gross proceeds from sale (consisting of cash received at closing)	$5,489,444
Less: Expenses of sale	(585,401)
Net consideration from sale	4,904,043
Less: Net book value of assets sold	(4,417,869)
Gain on the sale of the Biodiesel Production Facility	486,174
Less: Income taxes on sale	(165,299)
Gain, net of income taxes	$320,875

The gain does not reflect the benefit of any contingent consideration, which will be recorded when realized.

NOTE 5 - DISCONTINUED OPERATIONS

On December 31, 2012, in connection with the execution of the Biodiesel Purchase Agreement, the assets, liabilities and operating results of the Biodiesel Production Facility were reclassified to discontinued operations.

Results of discontinued operations are as follows:

	For the three months ended June 30,
	2013	2012
Revenues	$-	$1,367,015
Loss from operations	$-	$(820,730)
Gain on disposal, net of tax	$-	$-
Loss, net of tax	$-	$(809,267)

	For the six months ended June 30,
	2013	2012
Revenues	$35,958	$3,624,530
Loss from operations	$(386,437)	$(763,338)
Gain on disposal, net of tax	$320,875	$-
Loss, net of tax	$(65,119)	$(737,143)

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5 - DISCONTINUED OPERATIONS, continued

Assets and liabilities included in discontinued operations are as follows:

	As of
Assets	June 30, 2013	December 31, 2012
Cash and cash equivalents	$-	$139,575
Accounts receivable, net	-	213,641
Inventory	-	106,961
Prepaid expenses and other current assets	35,165	140,721
Property and equipment, net	-	4,244,486
Other assets	3,656	6,291
Total assets of discontinued operations held for sale	$38,821	$4,851,675

Liabilities
Accounts payable	$28,109	$660,390
Accrued expenses and other current liabilities	451,929	499,752
Total liabilities of discontinued operations held for sale	$480,038	$1,160,142

NOTE 6 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.19% as of June 30, 2013). The Loan Agreement is secured by the assets of EQ, EQE and Vertterre, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of June 30, 2013, the available borrowing base under the Loan Agreement totaled approximately $5,600,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of June 30, 2013, $3,556,061 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require EQ, EQE and Vertterre to maintain a fixed charge coverage ratio of no less than 1.20 to 1, and (ii) limit certain capital expenditures by EQ, EQE and Vertterre to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a letter of credit fee of 2.0% per annum.

As of June 30, 2013, the Company was in compliance with the terms and conditions under the Loan Agreement.

NOTE 7 – NOTES PAYABLE

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre (as described in Note 4 – Acquisition of Vertterre), the Company issued the Sandoval Note in the amount of $250,000, bearing an interest rate of 5%, due and payable on December 27, 2015. As of June 30, 2013 and December 31, 2012, this amount was included with non-current liabilities. The amount of accrued and unpaid interest under the Sandoval Note as of June 30, 2013 and December 31, 2012 was approximately $6,215 and $140, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Beacon Merger Notes

On February 7, 2011, in connection with the Beacon Merger, the holders of $1,650,000 aggregate principal amount of secured promissory notes of Beacon, accruing interest at 15% per annum interest rate and due and payable on April 10, 2012 (the "Old Beacon Notes”), were issued, in exchange for the aggregate principal amount outstanding under the Old Beacon Notes, new subordinated convertible promissory notes in the aggregate principal amount of $1,650,000, accruing interest at 10% per annum and due and payable on February 7, 2014 (the “Beacon Merger Notes”). On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company used $1,974,042 of the proceeds from such transaction to pay off all unpaid principal and accrued but unpaid interest of the Beacon Merger Notes and the Beacon Merger Notes were cancelled (See Note 4 – Sale of Biodiesel Production Facility). The aggregate amount of accrued and unpaid interest under the Beacon Merger Notes as of December 31, 2012 was $319,000.

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of June 30, 2013 and December 31, 2012 was $995,688 and $743,295, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 2,489,217 shares, respectively, as of June 30, 2013, and 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. During the six months ended June 30, 2013 and 2012, the Company recorded an additional derivative liability of $617 and $17,693, respectively for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. During the three months ended June 30, 2013 and 2012, $101,308 and $97,607 of the discount was amortized and charged to interest expense. During the six months ended June 30, 2013 and 2012, $199,646 and $190,832 of the discount was amortized and charged to interest expense.

As of June 30, 2013 and December 31, 2012, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $16,185 and $54,920, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of June 30, 2013			As of December 31, 2012
	Principal	Discount	Balance, Net of Discount	Principal	Discount	Balance, Net of Discount
Beacon Merger Notes	$-	$-	$-	$1,650,000	$-	$1,650,000
March 15 Notes	2,500,000	168,374	2,331,626	2,500,000	279,682	2,220,318
May 13 Notes	500,000	40,961	459,039	500,000	62,825	437,175
December 30 Notes	1,858,879	207,299	1,651,580	1,858,879	270,555	1,588,324
March 2012 Note	188,959	8,859	180,100	188,959	11,689	177,270
Total convertible promissory notes, net	$5,047,838	$425,493	$4,622,345	$6,697,838	$624,751	$6,073,087

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes, continued

Future minimum principal payments of these convertible promissory notes are as follows:

For the Twelve Months Ending June 30,	Amount
2014	$3,000,000
2015	2,047,838
Total, gross	$5,047,838
Less: discount	(425,493)
Total, net	$4,622,345

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid off the Beacon Merger Notes in full.

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year:

For the Twelve Months Ending June 30,	Amount
2014	$30,549
2015	17,518
2016	3,151
Total minimum capital lease payments	51,218
Less portion representing interest	(3,262)
Total	$47,956
Less current portion	(33,735)
Long-term portion	$14,221

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with the construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company was accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that the Company disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). Pursuant to the March 26, 2013 letter, the Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has established a dialog with the Air Force and has requested additional information regarding the findings of the DCAA. In a show of good faith, the Company has agreed to remit approximately $440,000 (the Company’s estimate of its overbillings pursuant to its filing with the Voluntary Disclosure Program) (the “Voluntary Amount”) to the Air Force over an agreed to installment period which would begin in the third quarter of 2013 and end on March 31, 2015. The Company is waiting for further confirmation from the Air Force concerning the specific instructions for making the payments under the proposed installment plan. The Company anticipates receiving the final instructions from the Air Force by mid-August 2013, immediately after which the Company would expect to begin to remit monthly installments toward the total Voluntary Amount. The Company has requested that the Air Force defer further collection efforts in regard to its request for reimbursement in order to allow the Company time to analyze and properly respond to the DCAA’s claim. On August 2, 2013, the Company filed a response with the Air Force providing reasoning to refute the material items asserted by the DCAA. The Company expects that on or around September 15, 2013 that it will file with the Air Force a second response in order to provide support to refute the remaining items asserted by the DCAA. As of June 30, 2013 and December 31, 2012, the Company has included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to its FOB Hope Project. The Company has not accrued any additional amounts in response to the letter received on March 26, 2013.

FOB Hope Project Claim for Equitable Adjustment

In 2008, the Company filed a request with the U.S. Air Force for an equitable adjustment in connection with the FOB Hope Project (the “Air Force Claim”).  The Company completed the FOB Hope Project in March 2008.  The Air Force Claim is being reviewed, but the Company has not been provided with a specific time line for final resolution of the Air Force Claim and the Company is not able to determine the amount that might be received in connection with the Air Force Claim.

EPA Claim for Equitable Adjustment

On January 23, 2012, the Company filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”). On January 23, 2012, the Company filed a request with the EPA for an equitable adjustment on the basis that the Company suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim is approximately $6,000,000. The Company is not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of the Company’s equitable adjustment claim. On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal. On May 10, 2013, the Company and the EPA agreed to pursue an alternative dispute resolution process as a means to resolve the principal elements of the Company’s claim. The Company and the EPA participated in a non-binding mediation program in front of a judge in regard to the principal elements of the EPA Claim. On August 6, 2013, the judge issued a report in which he denied the principal elements of the Company’s claims and found in favor of the EPA. Based on this report and upon the advice of legal counsel, the Company has decided not to further pursue the EPA Claim.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC (“QRI”), was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, the Company was informed that the ACE Claim was initially denied by the U.S. Army Corp of Engineers. As of December 31, 2012, the Company’s receivable from such joint venture was fully reserved for. During February 2013, Q2 settled its ACE Claim with the U.S. Army Corp of Engineers and on April 17, 2013 the Company received $110,000, representing its portion of the settlement amount. The settlement amount was recorded as revenue during the three months ended March 31, 2013.

Operating Leases

The Company leases its facilities and certain equipment with terms that range from month-to-month to 10 years. Rent expense was $400,983 and $329,097 for the three months ended June 30, 2013 and 2012 and $781,975 and $726,924 for the six months ended June 30, 2013 and 2012, respectively. Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

Joint Ventures

During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company recorded as revenues $42,036, $0, $380,481, and $0, respectively, of earnings distributed from joint ventures in which the Company’s ownership interest was 49% or less (the “Noncontrolling Joint Ventures”). As of June 30, 2013 and December 31, 2012, the Noncontrolling Joint Ventures were reflected in the condensed consolidated financial statements at a value of $46,936 and $0, respectively, which represents the earnings to be distributed from the Noncontrolling Joint Ventures. As of June 30, 2013 and December 31, 2012, the Company also had a receivable from the Noncontrolling Joint Ventures of $533,780 and $0, respectively, which receivable includes the work that the Company performed for the Noncontrolling Joint Ventures.

In connection with the acquisition of Vertterre, the Company acquired a 51% controlling interest in two joint ventures (the “Vertterre Controlling Joint Ventures”). Of the two Vertterre Controlling Joint Ventures, the work for one has been completed, and for the second, the project activity at June 30, 2013 was immaterial.

During the three and six months ended June 30, 2013, no earnings were distributed from the Vertterre Controlling Joint Ventures and as of June 30, 2013, the net assets reflected within the condensed consolidated financial statements were immaterial.

For joint ventures where the Company does not have a controlling interest, the Company accounted for their activities under the equity method of accounting. Any intercompany profits, if material, have been eliminated. For joint ventures where the Company does have a controlling interest, the Company consolidated their activities and recorded any noncontrolling interest as required. Noncontrolling interest at June 30, 2013 and December 31, 2012 was determined to be de minimis.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $39,730 and $34,074 for the three months ended June 30, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. Stock based compensation expense related to stock options was $87,096 and $68,154 for the six months ended June 30, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2013, the unamortized value of options was $114,772. As of June 30, 2013, the unamortized portion will be expensed over a period of 1.0 years.

On April 15, 2013, the Company granted options for the purchase of 125,000 shares of its common stock at an exercise price of $0.30 per share under the 2011 Stock Option Plan to three directors of the Company. The options have 10 year term, and vest 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The options had a grant date fair value of $4,798 utilizing the Black-Scholes option pricing model.

On June 1, 2013, the Company granted an option for the purchase of 200,000 shares of its common stock at an exercise price of $0.40 per share under the 2011 Stock Option Plan to an officer of the Company. The option has a 10 year term, and was fully vested on the date of grant. The option had a grant date fair value of $4,556 utilizing the Black-Scholes option pricing model.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted were estimated using the following weighted-average assumptions:

	April 15, 2013 Option Grants	June 1, 2013 Option Grant
Dividend Yield	0%	0%
Expected Volatility	40.9%	40.9%
Risk-free interest rate	0.85%	1.05%
Expected Life	5.75 years	5.0 years

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 11 – STOCK BASED COMPENSATION, continued

Stock Options, continued

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2013	4,061,900	$0.31	$0.14	8.3 years	$-
Granted	325,000	$0.36	-	-	-
Exercised	-	-	-	-	-
Forfeited	(98,500)	$0.33
Options outstanding at June 30, 2013	4,288,400	$0.31	$0.13	7.9 years	$-

Exercisable at January 1, 2013	1,979,975	$0.31	$0.14	8.3 years	$-
Vested	1,172,350	$0.32	-	-	-
Forfeited	(50,750)	$0.32	-	-	-
Exercisable at June 30, 2013	3,101,575	$0.31	$0.13	7.9 years	$-

Warrant to Purchase Common Stock

On April 15, 2013, the Company granted a warrant for the purchase of 50,000 shares of its common stock at an exercise price of $0.30 per share to a consultant who provides financial services to the Company. The warrant has a 10 year term and was fully vested on the date of grant. The warrant had a grant date fair value of $3,046 utilizing the Black-Scholes option pricing model, pursuant to the inputs and assumptions as provided below.

April 15, 2013 Warrant
Dividend Yield	0%
Expected Volatility	40.9%
Risk-free interest rate	0.85%
Expected Life	10.0 years

NOTE 12 – SERIES A CONVERTIBLE PREFERRED STOCK

On June 28, 2013, a Special Committee of the Board of Directors of the Company determined that it was in the best interest of the Company and its stockholders to amend the Company’s Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) to: (i) reduce the number of authorized and unissued shares of the Company’s common stock that must be reserved for the purpose of effecting a conversion of the outstanding shares of Series A Stock to 100% of the number of shares of common stock necessary to effect such conversion; (ii) eliminate the redemption right of holders of Series A Stock, which otherwise would take effect on February 7, 2014; (iii) provide for a dividend of 5.0% per annum on the amount of the Stated Value (as defined in the Certificate of Designations) of the Series A Stock (currently $3.15 per share), which dividend would only begin to accrue upon the date that the as amended Certificate of Designations was filed with the Delaware Secretary of State, and would be payable only upon the earlier of (x) a Liquidity Event (as defined in the Certificate of Designations) or (y) the conversion of the shares of Series A Stock into common stock; and (iv) revise the definition of Liquidity Event such that it shall mean only the occurrence, whether voluntary or involuntary, of any liquidation, dissolution or winding up of the affairs of the Company.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 12 – SERIES A CONVERTIBLE PREFERRED STOCK, continued

On June 28, 2013, in connection with the proposed amendment to the Certificate of Designations, the Company entered into a letter agreement (the “Letter Agreement”) with Argentum Capital Partners II, L.P. (“ACP II”), the holder of all issued and outstanding shares of Series A Stock. Pursuant to the Letter Agreement, the Company agreed to submit the proposed amendment to the Certificate of Designations for the approval of the Company’s stockholders at a meeting of stockholders or by written consent on or prior to December 31, 2013, and the Company agreed to use its best efforts to obtain at the earliest practicable date all approvals necessary to make the amendment effective. Additionally, pursuant to the Letter Agreement, ACP II (i) waived the requirement under the Certificate of Designations that the Company reserve for the purpose of effecting a conversion of the outstanding shares of Series A Stock any number of authorized and unissued shares of common stock in excess of 100% of the number of shares of common stock necessary to effect such conversion; (ii) waived its right under the Certificate of Designations to require the Company to redeem all or a portion of its shares of Series A Stock; and (iii) waived its right to deem any of the events listed under subsection (ii) of the definition of “Liquidity Event” in the Certificate of Designations (the “Excluded Events”) to constitute a Liquidity Event, and (iv) waived its right to receive any benefits under the Certificate of Designations as a result of the occurrence, whether voluntary or involuntary, of any Excluded Event.

NOTE 13 – MAJOR CUSTOMERS

During the three months ended June 30, 2013, the Company’s two largest customers, representing work performed under government contracts, accounted for approximately 54%, and 10% of consolidated revenues, respectively, compared with 49% and 21% of consolidated revenues, respectively, during the three months ended June 30, 2012.

During the six months ended June 30, 2013, the Company’s two largest customers, representing work performed under government contracts accounted for approximately 48% and 15% of consolidated revenues, respectively, compared with 45% and 25% of consolidated revenues, respectively, during the six months ended June 30, 2012.

NOTE 14 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of June 30, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series A Stock (convertible into 8,571,429 shares of the Company’s common stock). See Note 12 – Series A Convertible Preferred Stock.

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

On January 10, 2013, in connection with the completion of the sale of the Biodiesel Production Facility, the Company paid ACP, ACP II and Mr. Barandiaran cash as payment in full of their Beacon Merger Notes, including the outstanding unpaid principal and accrued but unpaid interest thereon, respectively, and their Beacon Merger Notes were cancelled (See Note 4 – Sale of Biodiesel Production Facility). The amount paid to ACP, ACP II and Mr. Barandiaran for their Beacon Merger Notes is presented in the table below.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - RELATED PARTIES, continued

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

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of June 30, 2013, Mr. Agüero and Metalico, collectively, owned 2,888,829 shares of the Company’s common stock.

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Agüero cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 4 – Sale of Biodiesel Production Facility). The amount paid to Mr. Agüero for his Beacon Merger Note is presented in the table below.

On May 13, 2011, Mr. Agüero purchased a May 13 Note. The current amount of principal and accrued and unpaid interest outstanding on this note is presented in the table below.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of June 30, 2013, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Greber cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 4 – Sale of Biodiesel Production Facility). The amount paid to Mr. Greber for his Beacon Merger Note is presented in the table below.

On March 15, 2011, Mr. Greber purchased a March 15 Note. On December 30, 2011, Mr. Greber purchased a December 30 Note. On March 30, 2012, the Company issued to Mr. Greber a March 2012 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

Jon Colin, James Wendle, Robert Galvin, and Kurien Jacob

Jon Colin serves as the Company’s interim Chief Executive Officer and as a director of the Company. James E. Wendle serves as the Company’s President and Chief Operating Officer, Robert R. Galvin serves as the Company’s Chief Financial Officer, and Kurien Jacob serves as a director of the Company.

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid Mr. Jacob cash as payment in full of his Beacon Merger Note, including the outstanding unpaid principal and accrued but unpaid interest thereon, and his Beacon Merger Note was cancelled (See Note 4 – Sale of Biodiesel Production Facility). The amount paid to Mr. Jacob for his Beacon Merger Note is presented in the table below.

On March 15, 2011, Messrs. Wendle, Galvin, and Jacob purchased March 15 Notes. On May 13, 2011, Messrs. Colin and Wendle purchased May 13 Notes. On December 30, 2011, Mr. Wendle purchased a December 30 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 14 - RELATED PARTIES, continued

Beacon Merger Notes Cancellation – Related Parties

On January 10, 2013, in connection with the completed of the Biodiesel Transaction, the Company paid the following in cash to the following related parties in exchange for all outstanding principal and accrued and unpaid interest on their Beacon Merger Notes.

	Cash Paid	Principal	Interest
Argentum Capital Partners II, L.P.	$358,917	$300,000	$58,917
Argentum Capital Partners, L.P.	$119,639	$100,000	$19,639
Walter Barandiaran	$179,458	$150,000	$29,458
Carlos Agüero	$179,458	$150,000	$29,458
Jack Greber	$283,778	$200,000	$83,778
Kurien Jacob	$59,694	$50,000	$9,694

Related Party Holdings

As of June 30, 2013, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal		Interest
Argentum Capital Partners II, L.P.	$300,000	$69,750	$-	$-	$1,015,556	$154,308		$-	$-
Argentum Capital Partners, L.P.	$300,000	$69,750	$50,000	$10,806	$-	$-		$-	$-
Walter Barandiaran	$100,000	$23,250	$-	$-	$101,556	$15,431		$-	$-
Daniel Raynor	$100,000	$23,250	$-	$-	$50,000	$7,597		$-	$-
Carlos Agüero	$-	$-	$50,000	$10,806	$-	$-	$		$-
Jack Greber	$375,000	$87,188	$-	$-	$376,944	$57,275		$188,959	$23,935
James Wendle	$50,000	$11,625	$50,000	$10,806	$60,933	$9,258		$-	$-
Robert Galvin	$50,000	$11,625	$-	$-	$-	$-		$-	$-
Jon Colin	$-	$-	$100,000	$21,611	$-	$-		$-	$-
Kurien Jacob	$50,000	$11,625	$-	$-	$-	$-		$-	$-

As of December 31, 2012, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$54,750	$-	$-	$1,015,556	$103,530	$-	$-
Argentum Capital Partners, L.P.	$300,000	$54,750	$50,000	$8,306	$-	$-	$-	$-
Walter Barandiaran	$100,000	$18,250	$-	$-	$101,556	$10,353	$-	$-
Daniel Raynor	$100,000	$18,250	$-	$-	$50,000	$5,097	$-	$-
Carlos Agüero	$-	$-	$50,000	$8,306	$-	$-	$-	$-
Jack Greber	$375,000	$68,438	$-	$-	$376,944	$38,427	$188,959	$14,487
James Wendle	$50,000	$9,125	$50,000	$8,306	$60,933	$6,212	$-	$-
Robert Galvin	$50,000	$9,125	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$16,611	$-	$-	$-	$-
Kurien Jacob	$50,000	$9,125	$-	$-	$-	$-	$-	$-

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 15 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas. Benefit payments are based on amounts accumulated from such contributions. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company’s contribution to the plan was $47,682, $42,127, $103,661, and $80,833, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On July 1, 2013, the Company granted options for the purchase of an aggregate of 75,000 shares of its common stock at an exercise price of $0.25 per share under the 2011 Stock Option Plan, of which an option for the purchase of 25,000 shares was granted to Jon Colin, its interim Chief Executive Officer and a director, and options for the purchase of 25,000 shares were granted to each of the Company’s two independent directors. The options have a 10 year term, and vest 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date.

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

Since the 1970s, there has been a significant increase in environmental legislation that has benefitted the environmental services industry substantially.  As compliance with these laws is mandatory and violations can be punitive, environmental services have become more strategic and mission critical activities for companies and public agencies that have been subjected to these complex policies.  We believe that organizations are increasingly evaluating, identifying, quantifying and managing elements of environmental risk on a more proactive basis to avoid the costs, liabilities, and other adverse effects of being found in noncompliance with regulations, as opposed to purely reacting to critical events, catastrophes, or violations.  This has helped drive demand and growth for environmental services to help prevent, mitigate, and navigate such risks. We intend to grow our environmental services business by capitalizing on these trends. We believe that we will be able to grow organically through leveraging our relationships with our existing public and private sector clients, and potentially through selected acquisitions, we believe that we will be able to bolster the scope and geographic reach of our core environmental services areas.

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

On December 27, 2012, we acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between us and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by us to Mr. Sandoval at closing, offset by a payment of $98,407 received by us on April 2, 2013 from Mr. Sandoval in connection with a post-closing working capital adjustment, (ii) 1.0 million shares of our common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production.

On December 31, 2012, the Company and EQM Biofuels Corp. (f/k/a Beacon Energy (Texas) Corp.), a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly owned subsidiary of Delek US Holdings, Inc. Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its Biodiesel Production Facility and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of our former Biodiesel Production segment. Consideration for the Biodiesel Transaction consisted of (i) $5,489,444 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) certain contingent consideration which may be due to us related to the federal biodiesel blenders tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, we paid approximately $990,530 to satisfy the outstanding obligations of the Biodiesel Production Facility, and we paid approximately $585,401 in fees and closing costs in connection with the transaction. We intend to use the remainder of the proceeds for general corporate purposes.

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

Results of Operations

Overview of the Effect of the Federal Sequester on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues.  We note that for the three months ended June 30, 2013 and 2012, the EPA accounted for approximately 54% and 49% of our total revenues, and for the six months ended June 30, 2013 and 2012 the EPA accounted for approximately 48% and 45% of our total revenues, respectively.  Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts. We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

Since the start of 2013, the EPA and other federal agencies have delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”). These delays have negatively impacted our revenues from the EPA and other federal agencies, which had a negative impact upon our financial results.

During the three months ended June 30, 2013, our management team has worked with the contracting officers and project officers at the EPA in order to facilitate the EPA’s funding of ongoing work and the start of new projects. During the three months ended June 30, 2013, work has resumed on a number of our projects that previously were delayed due to the Sequester. However, we continue to experience delays in funding of ongoing work and the start of new projects, adversely impacting our revenue and our profitability. We are not able to provide any guarantee or assurance that the EPA and other federal agencies will continue to fund current contracts and/or continue to authorize additional work under our master contracts, in the near future or at any other time.

Three Months Ended June 30, 2013 and 2012

Overview of Results

We reported a consolidated net loss of $159,308 for the three months ended June 30, 2013, as compared to a net loss of $1,155,267 for the three months ended June 30, 2012. The decrease in net loss of $995,959 was primarily due to losses from our Biodiesel Production Facility of $809,267, which was disposed of during 2013. Additionally, operating expenses decreased by $194,008, primarily because during the three months ended June 30, 2012, the Company incurred professional fees related to the preparation and filing of our Form 10, which were not incurred during the three months ended June 30, 2013.

Revenues and Gross Profit

We had overall revenues of $14,166,862 for the three months ended June 30, 2013, as compared to revenues of $12,258,830 for the three months ended June 30, 2012, for an overall increase of $1,908,032 or 15.6%.  The increase in revenues for the three months ended June 30, 2013 was primarily attributable to the recovery of some of our government contracting work, which previously was delayed due to the federal government sequester, as discussed above. Our gross profit for the three months ended June 30, 2013 was $3,314,054 or 23.4% of revenues as compared to $3,544,002 or 28.9% of revenues for the three months ended June 30, 2012. The lower gross margin of 23.4% for the three months ended June 30, 2013 was primarily due to our cost of revenues consisting of a greater portion of subcontractor, travel, equipment rental, and waste disposal costs, on which we earn a lower margin. On account of the Sequester, these costs were delayed from the first quarter of 2013 into the second quarter of 2013.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   Our consolidated operating expenses for the three months ended June 30, 2013 and 2012 were $3,290,460 and $3,484,468, respectively.  The decrease in operating expenses of $194,008 was principally attributable to reductions in bad debt expense and professional fees. During the three months ended June 30, 2012, we incurred a high level of legal and professional fees in connection with the preparation and filing of our Form 10, the costs of which were not incurred during the three months ended June 30, 2013. This decrease was offset by an increase in legal fees due to the EPA claim for equitable adjustment and the investigation regarding the FOB Hope Project as well as additional operating costs incurred by Vertterre for administrative and engineering personnel.

Six Months Ended June 30, 2013 and 2012

Overview of Results

We reported a consolidated net loss of $1,528,383 for the six months ended June 30, 2013, as compared to a loss of $719,144 for the six months ended June 30, 2012. The increase in net loss of $809,239 was primarily due to a slowing of our government contracting work (realized most significantly during the three months ended March 31, 2013), significantly attributable to the federal government Sequester, as discussed above, as well as the completion during 2012 of certain larger projects with a resultant lag in the startup of new contracts during 2013. Further, during the six months ended June 30, 2013, we experienced a reduction of purchases of our services from our commercial customers resulting in greater net loss of $147,000.

Revenues and Gross Profit

We had overall revenues of $22,095,483 for the six months ended June 30, 2013, as compared to revenues of $24,217,885 for the six months ended June 30, 2012, for an overall decrease of $2,122,402 or 8.8%. The decrease in revenues for the six months ended June 30, 2013 was primarily attributable to the slowing of government contracting work, largely due to the federal government Sequester and to a lesser extent due to the completion during 2012 of certain larger projects and a lag in the startup of new contracts during 2013. Our gross profit for the six months ended June 30, 2013 was $5,767,819 or 26.1% of revenues as compared to $6,246,985 or 25.8% of revenues for the six months ended June 30, 2012. The higher gross margin of 26.1% for the six months ended June 30, 2013, was primarily due to our costs of revenues consisting of a lesser portion of subcontractor costs, on which we earn a lower margin.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   Our consolidated operating expenses for the six months ended June 30, 2013 and 2012 were $6,829,196 and $6,491,063, respectively.  The increase in operating expenses of $338,133 was principally the result of operating expenses for administrative and engineering personnel incurred by Vertterre. Further, we incurred approximately $235,000 in legal fees during the six months ended June 30, 2013 due to the EPA claim for equitable adjustment and the investigation regarding the FOB Hope Project.

Liquidity and Capital Resources

As of June 30, 2013, our cash on hand was $2,046,990.  As of June 30, 2013, our accumulated deficit was $8,361,525.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of June 30, 2013 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Loan Agreement	$3,556,061	LIBOR plus 3.0%	January 21, 2014
Convertible Notes:
Private Placement Notes
March 15 Notes	2,500,000	10% per annum	Principal and accrued interest due March 15, 2014
May 13 Notes	500,000	10% per annum	Principal and accrued interest due May 13, 2014
December 30 Notes	1,858,879	10% per annum	Principal and accrued interest due December 31, 2014
March 2012 Note	188,959	10% per annum	Principal and accrued interest due December 31, 2014
Sandoval Note	250,000	5% per annum	Principal and interest due December 27, 2015
Total	8,853,899
Discounts	(425,493)
Total, net of discounts	$8,428,406

The terms of these debt securities are described in detail in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Cash Flow – For the Six Months Ended June 30, 2013

Cash Flows – Operating Activities

During the six months ended June 30, 2013, cash flows from operations were $71,684, consisting primarily of a decrease in accounts receivable of $3,364,658 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1,148,299 offset by a net loss of $1,528,383 and a decrease in accounts payable and accrued expenses of $3,644,592.

Cash Flows – Investing Activities

During the six months ended June 30, 2013, cash flows provided by investing activities were $4,867,587, consisting of $4,904,043 received upon the sale of the Biodiesel Production Facility, $1,100 received from the sale of other property and equipment offset by $37,556 paid for purchases of property, plant and equipment.

Cash Flows – Financing Activities

During the six months ended June 30, 2013, cash flows used in financing activities were $3,074,075, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes and $1,354,712 of net repayments of the Company’s revolving credit facility.

Future Liquidity and Cash Flows

On September 28, 2012, EQ and its subsidiary EQ Engineers, LLC (“EQE”) entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.19% as of June 30, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014. As of June 30, 2013, the available borrowing base under the Loan Agreement totaled approximately $5,600,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of June 30, 2013, $3,556,061 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by the Borrowers to $250,000 per fiscal year. As of and for the quarterly period ended June 30, 2013, we were in compliance with its financial covenants under the Loan Agreement. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a line of credit fee of 2.0% per annum.

We currently have Private Placement Notes outstanding that mature on March 15, May 13 and December 31, 2014. We are in discussions with the holders of these Private Placement Notes, and expect that, for certain holders, we will be able to extend the maturities of such obligations beyond their current terms; however, we have not secured any commitment for such extensions at this time, nor can we provide any assurance that such extensions will be agreed to on commercially acceptable terms, or at all.

We also have a Loan Agreement outstanding, which matures on January 21, 2014. We expect to be able to extend the maturity of the Loan Agreement under similar terms; however, we have not secured any commitment to an extension at this time, nor can we provide any assurance that an extension will be agreed to on commercially acceptable terms, or at all.

Management believes that our cash balances on hand, cash flows generated from operations, and availability under the Loan Agreement will be sufficient to fund our net cash requirements through June 30, 2014. However, in order to execute our long-term growth strategy, which may include selected acquisitions of businesses which may bolster the expansion of our environmental services business, we may need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, offerings to existing management, our principal investors, including ACP II, or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness in Disclosure Controls

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013, due to the inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate. This material weakness arises principally from a lack of documentation and related closing and review procedures. This material weakness created a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

Remediation of Material Weakness in Disclosure Controls

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have these disclosure controls in place by the end of the fourth quarter of 2013. Specifically, management intends to engage a consultant who will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EPA Claim for Equitable Adjustment

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”). On January 23, 2012, we filed a request with the EPA for an equitable adjustment on the basis that we suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim is approximately $6,000,000. We are not able to determine the amount that might be received in connection with this claim. Any amount received in future periods will be recorded as a gain upon the receipt of such amounts. In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of our equitable adjustment claim. On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal. On May 10, 2013, we agreed with the EPA to pursue an alternative dispute resolution process as a means to resolve the principal elements of our claim. We participated with the EPA in a non-binding mediation program in front of a judge in regard to the principal elements of the EPA Claim. On August 6, 2013, the judge issued a report in which he denied the principal elements of our claims and found in favor of the EPA. Based on this report and upon the advice of legal counsel, we have decided not to further pursue the EPA Claim.

Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC (“QRI”), was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, we were informed that our ACE Claim was initially denied by the U.S. Army Corp of Engineers. As of December 31, 2012, the Company’s receivable from such joint venture was fully reserved for. During February 2013, Q2 settled its ACE Claim with the U.S. Army Corp of Engineers and on April 17, 2013 the Company received $110,000, representing its portion of the settlement amount. The settlement amount of $110,000 was recorded as revenue during the three months ended March 31, 2013.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with the construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). We completed the FOB Hope Project in March 2008. We submitted our findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. We were accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). Pursuant to the March 26, 2013 letter, the Air Force has requested that payment be made promptly and informed us that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to us. The letter advises us that if we believe that the requested reimbursement is invalid or the amount is incorrect, we should contact the sender to discuss. We have established a dialog with the Air Force and have requested additional information regarding the findings of the DCAA. In a show of good faith, we have agreed to remit approximately $440,000 (our estimate of our overbillings pursuant to our filing with the Voluntary Disclosure Program) (the “Voluntary Amount”) to the Air Force over an agreed to installment period which would begin in the third quarter of 2013 and end on March 31, 2015. We are waiting for further confirmation from the Air Force concerning the specific instructions for making the payments under the proposed installment plan. We anticipate receiving the final instructions from the Air Force by mid-August 2013, immediately after which we would expect to begin to remit monthly installments toward the total Voluntary Amount. We have requested that the Air Force defer its collection efforts in regard to its request for reimbursement in order to allow us time to analyze and properly respond to the DCAA’s claim. On August 2, 2013, we filed a response with the Air Force providing reasoning to refute the material items asserted by the DCAA. We expect that on or around September 15, 2013 we will file with the Air Force a second response in order to provide support to refute the remaining items asserted by the DCAA. As of June 30, 2013 and December 31, 2012, we have included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to its FOB Hope Project. We have not accrued any additional amounts in response to the letter received on March 26, 2013.

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

On August 2, 2011, the Budget Control Act, or the BCA, was signed into law. The BCA committed the U.S. federal government to significantly reduce the federal deficit over ten years. The BCA established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period. The sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts on U.S. federal government spending in fiscal year 2013. Although the Office of Management and Budget recently issued guidance on the implementation of the sequester, the impact the sequester will have on contractors supporting the U.S. federal government remains uncertain.

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

These reductions in, and general uncertainty regarding, U.S. federal government spending have adversely impacted our fiscal 2013 financial performance. Most significantly, the EPA has delayed the authorization of new funding and work under existing task orders and the authorization of new task orders under our master contracts with the EPA. We are not able to provide any guarantee or assurance that the EPA will in fact resume the funding and authorization of work under our master contracts, whether in the near future or at any other time.

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

EQM Technologies & Energy, Inc.

Date: August 12, 2013	By:	/s/ Jon Colin
	Name:	Jon Colin
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Robert R. Galvin
	Name:	Robert R. Galvin
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

