Form 10-Q
period 2013-09-30
EQM Technologies & Energy, Inc.
filed 2013-11-14
CIK 1418065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 000-54750

EQM Technologies & Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3254908
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1800 Carillon Boulevard, Cincinnati, Ohio	45240
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2013, the registrant had 41,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,116,807	$42,219
Accounts receivable, net	6,986,831	9,994,407
Cost and estimated earnings in excess of billings on uncompleted contracts, net	5,792,475	5,480,206
Prepaid expenses and other current assets	455,513	460,218
Deferred income taxes	-	1,976,823
Current assets of discontinued operations	29,530	600,898

Total current assets	15,381,156	18,554,771

Property and equipment, net	637,357	773,095
Intangible assets, net	4,055,084	4,491,443
Goodwill	2,762,083	2,762,083
Other assets	603,206	850,309
Other assets of discontinued operations	2,339	4,250,777

Total assets	$23,441,225	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,073,909	$9,341,047
Accrued expenses and other current liabilities	4,494,591	4,501,441
Billings in excess of costs and estimated earnings on uncompleted contracts	22,320	244,226
Loan agreement	5,101,258	4,910,773
Current portion of capitalized lease obligations	23,337	45,209
Derivative liabilities	5,822	81,663
Current portion of convertible promissory notes, net	2,860,894	-
Current liabilities of discontinued operations	405,206	1,160,142

Total current liabilities	20,987,337	20,284,501

Long-term liabilities:
Notes payable	250,000	250,000
Convertible promissory notes, net, less current portion	1,866,246	6,073,087
Capitalized lease obligations, less current portion	15,264	10,715
Deferred income taxes	-	1,246,257
Deferred rent	117,585	126,971

Total long-term liabilities	2,249,095	7,707,030

Total liabilities	23,236,432	27,991,531

Commitments and contingencies (Note 10)

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated,
952,381 shares issued and outstanding at December 31, 2012
at stated value; liquidation preference of $3,000,000	-	3,000,000

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized: 952,381 shares designated, issued and outstanding at
September 30, 2013 at stated value; liquidation preference of $3,000,000	3,000,000	-
Common stock, $0.001 par value, 70,000,000 shares authorized;
41,473,570 shares issued and outstanding at September 30, 2013 and
December 31, 2012, respectively	41,474	41,474
Additional paid-in capital	7,602,949	7,482,615
Accumulated deficit	(10,439,630)	(6,833,142)

Total stockholders' equity	204,793	690,947

Total liabilities, redeemable preferred stock and stockholders' equity	$23,441,225	$31,682,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$15,623,405	$24,394,143	$37,718,888	$48,612,028

Cost of revenues	12,704,888	20,667,926	29,032,552	38,638,826
Gross profit	2,918,517	3,726,217	8,686,336	9,973,202

Operating expenses:
Selling, general and administrative expenses	3,681,568	2,880,276	9,802,871	8,901,192
Depreciation and amortization	365,575	245,763	1,073,468	715,910
Total operating expenses	4,047,143	3,126,039	10,876,339	9,617,102

Operating (loss) income	(1,128,626)	600,178	(2,190,003)	356,100

Other (expense) income:
Change in fair value of derivative liabilities	13,277	90,347	76,458	1,021,224
Interest expense	(308,786)	(300,522)	(890,491)	(942,554)
Other income	3,000	234,425	4,100	234,425
Other (expense) income, net	(292,509)	24,250	(809,933)	313,095

(Loss) income from continuing operations before income taxes	(1,421,135)	624,428	(2,999,936)	669,195

Income tax expense from continuing operations	684,266	306,021	568,729	332,789

(Loss) income from continuing operations	(2,105,401)	318,407	(3,568,665)	336,406
Discontinued operations:
Loss from discontinued operations, net of tax	-	(490,069)	(385,994)	(1,227,212)
Gain on disposal of Biodiesel Production Facility, net of tax	27,296	-	348,171	-
Income (loss) from discontinued operations, net of tax	27,296	(490,069)	(37,823)	(1,227,212)

Net loss	$(2,078,105)	$(171,662)	$(3,606,488)	$(890,806)

Basic and diluted net loss per share:
Continuing operations	$(0.05)	$0.01	$(0.09)	$0.01
Discontinued operations, net of tax	-	(0.01)	-	(0.03)

Net loss per common share	$(0.05)	$-	$(0.09)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	40,650,387	40,650,387	40,650,387	39,106,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity and Redeemable Preferred Stock
For the Nine Months Ended September 30, 2013
(Unaudited)

	Redeemable
	Series A Convertible		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2013	952,381	$3,000,000	-	$-	41,473,570	$41,474	$7,482,615	$(6,833,142)	$690,947

Net loss	-	-	-	-	-	-	-	(3,606,488)	(3,606,488)
Series A Convertible Preferred Stock reclassified to stockholder's equity	(952,381)	(3,000,000)	952,381	3,000,000	-	-	-	-	3,000,000
Warrant issued to advisor for services	-	-	-	-	-	-	3,046	-	3,046
Amortization of stock options	-	-	-	-	-	-	117,288	-	117,288

Balance, September 30, 2013	-	$-	952,381	$3,000,000	41,473,570	$41,474	$7,602,949	$(10,439,630)	$204,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(3,606,488)	$(890,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,074,786	1,062,007
Gain on disposal of Biodiesel Production Facility	(348,171)	-
(Gain) loss on disposal of other property and equipment	(4,100)	4,470
Gain on the extinguishment of debt	-	(329,365)
Amortization of debt discount	328,508	292,933
Stock based compensation	120,334	97,842
Provision for doubtful accounts	39,728	250,631
Changes in fair market value of derivative liabilities	(76,458)	(1,021,224)
Deferred income taxes	551,205	352,553
Changes in assets and liabilities:
Accounts receivable	3,181,489	(946,202)
Costs and estimated earnings in excess of billings on uncompleted contracts	(312,269)	(2,554,818)
Inventory	106,961	(71,047)
Prepaid expenses and other current assets	(57,487)	(15,620)
Other assets	(96,540)	(6,942)
Accounts payable, accrued expenses and other current liabilities	(2,050,128)	4,657,495
Billings in excess of costs and estimated earnings on uncompleted contracts	(221,906)	142,295
Other long-term liabilities	(9,386)	(17,759)
Total adjustments	2,226,566	1,897,249

Net cash (used in) provided by operating activities	(1,379,922)	1,006,443

Cash Flows From Investing Activities
Purchases of property and equipment	(96,332)	(219,115)
Proceeds from sale of property and equipment	4,100
Proceeds from sale of Biodiesel Production Facility	4,945,400	-

Net cash provided by (used in) investing activities	4,853,168	(219,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Financing Activities
Net borrowings under loan agreement	190,485	610,145
Repayment of Beacon Merger Notes	(1,650,000)	-
Payment of capital lease obligations	(29,773)	(33,834)
Payment of debt financing costs	(48,945)	(314,404)
Repayment of note payable	-	(454,608)

Net cash used in financing activities	(1,538,233)	(192,701)

Net increase in cash and cash equivalents	1,935,013	594,627

Cash and cash equivalents, beginning of period	181,794	1,835,629

Cash and cash equivalents, end of period	$2,116,807	$2,430,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$460,620	$266,692

Income taxes	$49,761	$87,172

Non-cash investing and financing activities:
The exchange of loan from officer for subordinated convertible promissory note	$-	$150,000

The exchange of accrued interest for subordinated convertible promissory notes	$-	$38,959

Property and equipment acquired through capital lease	$12,450	$-

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, continued

Liquidity, Going Concern and Management’s Plans

As of September 30, 2013, the Company’s cash on hand was $2,116,807 (approximately $2,188,000 as of November 7, 2013). The Company incurred a net loss of $3,606,488 for the nine months ended September 30, 2013. At September 30, 2013, the Company’s accumulated deficit was $10,439,630 and it had total stockholder’s equity of $204,793. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During the nine months ended September 30, 2013, cash flows used by operating activities were $1,379,922, consisting primarily of a net loss of $3,606,488 and a decrease in accounts payable and accrued expenses of $2,050,128, offset by a decrease in accounts receivable of $3,181,489.

During the nine months ended September 30, 2013, cash flows provided by investing activities were $4,853,168, consisting of $4,945,400 received upon the sale of the Biodiesel Production Facility, $4,100 received from the sale of other property and equipment, offset by $96,332 paid for purchases of property and equipment.

During the nine months ended September 30, 2013, cash flows used in financing activities were $1,538,233, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes, offset by $190,485 of net proceeds of the Company’s revolving credit facility.

As of September 30, 2013, the Company had a deficit in working capital of $5,606,181.

Since the start of 2013, the EPA and other federal agencies have delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”). Further, on October 1, 2013 the federal government shut down for a period of 17 days (the “Shutdown”). In anticipation of the Shutdown, many of our funded projects were delayed, and some were temporarily shut down. These events have negatively impacted our revenues from the EPA and other federal agencies, which has had a negative impact upon our financial results. The federal government is expected to hold further budget meetings in February 2014.  There can be no assurance as to the outcome of those budget meetings and the impact that those meetings might have on the Company’s operations.

The Company currently has Private Placement Notes with aggregate obligations of $5,047,838 outstanding as of September 30, 2013 (as discussed in Note 8) that mature on March 15, May 13 and December 31, 2014. The Company is in discussions with the holders of these Private Placement Notes, and expects that, for certain holders, it will be able to extend the maturities of such obligations beyond their current terms; however, the Company has not secured any commitment for such extensions at this time, nor can it provide any assurance that such extensions will be agreed to on commercially acceptable terms, or at all.

The Company also has a Loan Agreement with a balance of $5,101,258 outstanding as of September 30, 2013 (as discussed in Note 6), which expires on January 21, 2014. The Company expects to be able to extend the Loan Agreement under similar terms; however, the Company has not secured any commitment to an extension at this time, nor can it provide any assurance that an extension will be agreed to on commercially acceptable terms, or at all.

On March 26, 2013, the Company received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project (as discussed in Note 10). The Company’s management believes that it will be successful in defending its position with the Air Force. However, if the Company is not successful in defending its position, the outcome would have a material adverse effect on the Company’s business.

In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company has identified potential sources of additional capital which might include offerings to its existing management or to its existing principal investors, including Argentum Capital Partners II, L.P. (See Note 14 – Related Parties) or from others; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, continued

Liquidity, Going Concern and Management’s Plans, continued

These matters raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to extend the maturities of the Private Placement Notes, is unable to extend the maturity of its Loan Agreement or is negatively impacted by the business factors discussed above, the Company may have to curtail its development and operations, delay note or vendor payments, and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.   The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

As a result of the December 31, 2012 entry into an agreement to sell its Biodiesel Production Facility and related assets, the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 present the results and accounts of the Biodiesel Production business as discontinued operations.  All prior periods presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

Principles of Consolidation

The condensed consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQ Engineers, LLC, Vertterre and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., EQM Biofuels Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC and two Vertterre joint ventures in which the Company has a controlling interest.  At September 30, 2013, the Company had a controlling interest in two joint ventures: a 51% interest in STC Mosaic and a 51% interest in Vis-Com STC.  Noncontrolling interests were de minimis.  All significant intercompany accounts and transactions have been eliminated in consolidation.   Other entities, including certain joint ventures, in which the Company has the ability to exercise significant influence over operating and financial policies of the investee, but of which the Company does not possess control, are accounted for by the equity method and not consolidated.  Those entities in which the Company does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates, continued

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. The use of estimates is an integral part of the process in making a determination of the estimated costs of completion for contracts accounted for under the percentage-of-completion method. Management also utilizes various other estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles and goodwill, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of deferred tax assets, the value of contingent consideration in connection with the Vertterre acquisition, and to assess its litigation, other legal claims and contingencies.  The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method).   The computation of basic loss per share for the three and nine months ended September 30, 2013 and 2012 excludes potentially dilutive securities. At September 30, 2013 and 2012, the Company excluded potentially dilutive securities of 29,390,642 and 27,316,936, respectively, because their inclusion would be antidilutive.  As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.  Weighted average shares outstanding includes warrants to purchase 176,815 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At September 30,
	2013	2012
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	2,811,718	873,150
Beacon Merger Notes – principal	-	1,187,136
Beacon Merger Notes – accrued interest	-	135,626
Series A Stock	8,571,429	8,571,429
Stock options	4,312,900	3,905,000
Warrant to purchase common stock	75,000	25,000
Sandoval Shares	1,000,000	-
Total potentially dilutive securities	29,390,642	27,316,936

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of September 30, 2013 and December 31, 2012, one customer, who was a government customer, accounted for 54% and 52%, respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

		Quoted Prices	Quoted Prices
		in Active	for Similar
		Markets for	Assets or
		Identical	Liabilities in	Significant
		Assets or	Active	Unobservable
	Consolidated	Liabilities	Markets	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities:
September 30, 2013	$5,822	$-	$-	$5,822
December 31, 2012	$81,663	$-	$-	$81,663

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended
September 30, 2013
Beginning balance at January 1, 2013	$81,663
Aggregate fair value of conversion features upon issuance	617
Change in fair value of conversion features	(76,458)
Ending balance at September 30, 2013	$5,822

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

As of September 30, 2013
Stock price (derived from the Company’s valuation)	$0.17
Volatility	38.5%
Risk-free interest rate	0.10%
Dividend yield	0%
Expected life	0.4 to 1.2 years

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s condensed consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers.  At September 30, 2013, the peer group consisted solely of companies operating in the environmental services sector.

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its condensed consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of September 30, 2013 and December 31, 2012 using the Black-Scholes option pricing model.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.   As of September 30, 2013 and December 31, 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes.  The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.   No interest or penalties were recorded during the periods ended September 30, 2013 and 2012.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITION OF VERTTERRE

On December 27, 2012, the Company acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with additional locations in Louisville, TX and Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by the Company to Mr. Sandoval at closing, offset by a payment of $98,407 due to the Company from Mr. Sandoval in connection with a post-closing working capital adjustment, which payment was received on April 2, 2013; (ii) 1.0 million shares of the Company’s common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production.  The Company determined that as of December 31, 2012, and through September 30, 2013, that the fair value of the Earnouts were de minimis.  The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to the Company under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

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

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Covenant not to compete	1 years
Customer list	5 years

The following details the allocation of the purchase price, as adjusted, for the acquisition of Vertterre:

Fair Value
Accounts receivable, net	$408,781
Property and equipment, net	112,775
Intangible asset – covenant not to compete	187,000
Intangible asset – customer list	200,000
Accounts payable and accrued expenses	(285,832)
Net fair values assigned to assets acquired and liabilities assumed	622,724
Goodwill	542,736
Total purchase price consideration	$1,165,460

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 3 – ACQUISITION OF VERTTERRE, continued

The Company’s purchase of Vertterre resulted in the recording of goodwill of $542,736 at September 30, 2013.   In connection with this acquisition and the related management team, the Company acquired access to new customers, greater geographic reach, and additional product and service lines, all of which have the potential to bring additional revenue and profits to the Company in the future.

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

The results of operations for Vertterre for the three and nine months ended September 30, 2013, are reflected in the Company’s results in the accompanying condensed consolidated statements of operations.

Unaudited Pro Forma Combined Financial Information

The following presents the unaudited pro forma combined financial information, as if the acquisition of Vertterre had occurred as of January 1, 2012:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2012
Revenues	$24,661,143	$49,263,028
Net loss	$(189,537)	$(1,034,431)
Pro forma basic and diluted net loss per common share	$-	$(0.03)
Pro forma weighted average common shares outstanding - basic and diluted	40,650,387	39,106,399

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

In connection with sale of the Biodiesel Production Facility, the Company is entitled to receive up to approximately $1,200,000 from Biodiesel Buyer as contingent consideration in connection with the reinstatement of the biodiesel blenders credit. The Company will record such contingent consideration when, in the opinion of management, the receipt of such gain is determined to be probable.  Accordingly, such contingent consideration is not reflected within the gain calculation below.

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

During the three and nine months ended September 30, 2013, the Company recorded a gain of $27,296 and $348,171, respectively, on the sale of the Biodiesel Production Facility, pursuant to the following:

Gross proceeds from sale (consisting of cash received at closing)	$5,489,444
Less: Expenses of sale, net	(544,044)
Net consideration from sale	4,945,400
Less: Net book value of assets sold	(4,417,869)
Gain on the sale of the Biodiesel Production Facility	527,531
Less: Income taxes on sale	(179,360)
Gain, net of income taxes	$348,171

The gain does not reflect the benefit of any contingent consideration, which will be recorded when realized.

NOTE 5 - DISCONTINUED OPERATIONS

On December 31, 2012, in connection with the execution of the Biodiesel Purchase Agreement, the assets, liabilities and operating results of the Biodiesel Production Facility were reclassified to discontinued operations.

Results of discontinued operations are as follows:

	For the three months ended September 30,
	2013	2012
Revenues	$-	$1,561,534
Loss from operations	$-	$(464,711)
Gain on disposal, net of tax	$27,296	$-
Gain (loss), net of tax	$27,296	$(490,069)

	For the nine months ended September 30,
	2013	2012
Revenues	$35,958	$5,186,064
Loss from operations	$(386,437)	$(1,228,049)
Gain on disposal, net of tax	$348,171	$-
Loss, net of tax	$(37,823)	$(1,227,212)

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 5 - DISCONTINUED OPERATIONS, continued

Assets and liabilities included in discontinued operations are as follows:

	As of
	September	December 31,
	30, 2013	2012
Assets
Cash and cash equivalents	$-	$139,575
Accounts receivable, net	-	213,641
Inventory	-	106,961
Prepaid expenses and other current assets	29,530	140,721
Property and equipment, net	-	4,244,486
Other assets	2,339	6,291
Total assets of discontinued operations held for sale	$31,869	$4,851,675

Liabilities
Accounts payable	$28,109	$660,390
Accrued expenses and other current liabilities	377,097	499,752
Total liabilities of discontinued operations held for sale	$405,206	$1,160,142

NOTE 6 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.18% as of September 30, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014.   As of September 30, 2013, the available borrowing base under the Loan Agreement totaled approximately $7,900,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of September 30, 2013, $5,101,258 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain a fixed charge coverage ratio of no less than 1.20 to 1, and (ii) limit certain capital expenditures by the Borrowers to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a letter of credit fee of 2.0% per annum.

As of and for the quarterly period ended September 30, 2013, the Borrowers were not in compliance with the fixed charge coverage ratio financial covenant under the Loan Agreement.  On October 30, 2013, the Borrowers received a written waiver from the Bank for their compliance with the fixed charge coverage ratio financial covenant as of September 30, 2013 and for the resulting event of default under the Loan Agreement.

NOTE 7 – NOTES PAYABLE

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre (as described in Note 4 – Acquisition of Vertterre), the Company issued the Sandoval Note in the amount of $250,000, bearing an interest rate of 5%, due and payable on December 27, 2015.  As of September 30, 2013 and December 31, 2012, this amount was included with non-current liabilities.  The amount of accrued and unpaid interest under the Sandoval Note as of September 30, 2013 and December 31, 2012 was approximately $9,375 and $140, respectively.

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

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements.  The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of September 30, 2013 and December 31, 2012 was $1,124,687 and $743,295, respectively.

The Private Placement Notes bear interest at a rate of 10% per annum, are due and payable on the third anniversary of their issuance (except for the March 2012 Note, which is due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender.  The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 2,811,718 shares, respectively, as of September 30, 2013, and 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes).  More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events.  The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, continued

At any time after the one-year anniversary after the issuance of a December 30 Note or the March 2012 Note, the Company may, at its discretion, convert any December 30 Note or the March 2012 Note into shares of its common stock in full satisfaction of such December 30 Note or the March 2012 Note if (i) the common stock is trading on a national securities exchange, (ii) the shares underlying a December 30 Note or the March 2012 Note have been registered for resale with the SEC and the resale registration statement is effective, (iii) the average weekly trading volume of the common stock over the preceding three-months is equal to at least 1% of the total issued and outstanding shares of common stock, and (iv) the average closing price or last sale price per share of common stock has been at least two times the then-effective conversion price for any 60 consecutive trading days during the preceding six months. Pursuant to the purchase agreements entered into in connection with the sale of the December 30 Notes and March 2012 Note, the Company agreed to certain covenants, including but not limited to a covenant that the Company will prepare and file with the SEC a registration statement on Form S-3 or such other available form covering the resale of the shares of its common stock issuable upon the conversion of the December 30 Notes and March 2012 Note and shall cause such registration statement to become effective on or before June 30, 2014. Additionally, in connection with the sale of the December 30 Notes and March 2012 Note, the Company and the holders of the December 30 Notes and March 2012 Note entered into a registration rights agreement, dated as of December 30, 2011 and amended on March 30, 2012, providing for certain demand and piggyback registration rights with respect to the shares of common stock underlying the December 30 Notes and March 2012 Note.

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price.  More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events.  The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. During the nine months ended September 30, 2013 and 2012, the Company recorded an additional derivative liability of $617 and $17,693, respectively for the accrued interest on the Private Placement Notes, which also was convertible.  The Company amortized the respective discounts over the terms of the notes, using the effective interest method.   During the three months ended September 30, 2013 and 2012, $113,205 and $102,101 of the note and accrued interest discount was amortized and charged to interest expense. During the nine months ended September 30, 2013 and 2012, $328,508 and $292,933 of the note and accrued interest discount was amortized and charged to interest expense.

As of September 30, 2013 and December 31, 2012, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $5,736 and $54,920, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of September 30, 2013			As of December 31, 2012
			Balance, Net			Balance, Net
	Principal	Discount	of Discount	Principal	Discount	of Discount
Beacon Merger Notes	$-	$-	$-	$1,650,000	$-	$1,650,000
March 15 Notes	2,500,000	109,676	2,390,324	2,500,000	279,682	2,220,318
May 13 Notes	500,000	29,430	470,570	500,000	62,825	437,175
December 30 Notes	1,858,879	174,187	1,684,692	1,858,879	270,555	1,588,324
March 2012 Note	188,959	7,405	181,554	188,959	11,689	177,270
Total convertible promissory notes, net	$5,047,838	$320,698	$4,727,140	$6,697,838	$624,751	$6,073,087

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes, continued

Future minimum principal payments of these convertible promissory notes are as follows:

For the Twelve Months Ending September 30,	Amount
2014	$3,000,000
2015	2,047,838
Total, gross	$5,047,838
Less: discount	(320,698)
Total, net	$4,727,140

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid off the Beacon Merger Notes in full.

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year:

For the Twelve Months Ending September 30,	Amount
2014	$25,182
2015	15,716
Total minimum capital lease payments	40,898
Less portion representing interest	(2,297)
Total	$38,601
Less current portion	(23,337)
Long-term portion	$15,264

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with the construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”).  The Company completed the FOB Hope Project in March 2008.  The Company submitted its findings to the Office of the Department of Defense Inspector General and was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations.  The Company was accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter.  On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that the Company disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”).  Pursuant to the March 26, 2013 letter, the Air Force had requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company.  The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss.

Shortly after its receipt of the March 26, 2013 letter, the Company established a dialogue with the Air Force and requested additional information regarding the findings of the DCAA.  In a show of good faith, the Company also agreed to remit approximately $440,000 (the Company’s estimate of its overbillings pursuant to its filing with the Voluntary Disclosure Program) (the “Voluntary Amount”) to the Air Force over a tentatively agreed to installment period.  As of September 30, 2013, the Company is awaiting further information from the Air Force concerning the specific terms and conditions for paying the Voluntary Amount as proposed.  The Company also requested that the Air Force defer further collection efforts in regard to its request for reimbursement in order to allow the Air Force time to analyze and properly respond to the information that the Company has submitted to the Air Force in connection with the DCAA’s claim.  On August 2, 2013 and September 20, 2013, the Company filed responses to the DCAA’s claim with the Air Force including reasoning to refute the claims asserted by the DCAA.  As of September 30, 2013 and December 31, 2012, the Company has included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to its FOB Hope Project.  The Company’s management believes that it will be successful in defending its position with the Air Force.   However, if the Company is not successful, the outcome would likely have a material adverse effect upon the Company’s financial position.   The Company has not accrued any additional amounts in response to the letter received on March 26, 2013.

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

EPA Claim for Equitable Adjustment

On January 23, 2012, the Company filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”).  On January 23, 2012, the Company filed a request with the EPA for an equitable adjustment on the basis that the Company suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”). The amount of the EPA Claim was approximately $6,000,000.  In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of the Company’s equitable adjustment claim.  On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal.  On May 10, 2013, the Company and the EPA agreed to pursue an alternative dispute resolution process as a means to resolve the principal elements of the Company’s claim. The Company and the EPA participated in a non-binding mediation program in front of a judge in regard to the principal elements of the EPA Claim.  On August 6, 2013, the judge issued a report in which he denied the principal elements of the Company’s claims and found in favor of the EPA.  Based on this report and upon the advice of legal counsel, the Company has decided not to further pursue the EPA Claim.

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

Operating Leases

The Company leases its facilities and certain equipment with terms that range from month-to-month to 10 years. Rent expense was $442,663 and $351,850 for the three months ended September 30, 2013 and 2012 and $1,224,638 and $1,078,774 for the nine months ended September 30, 2013 and 2012, respectively.  Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

Joint Ventures

During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company recorded (revenue reserves) revenues of $(316,649), $0, $63,832, and $0, respectively, of earnings distributed from joint ventures in which the Company’s ownership interest was 49% or less (the “Noncontrolling Joint Ventures”).  During the three and nine months ended September 30, 2013, the Company recorded a reserve of $316,649 to reduce the project–to-date profitability on the Noncontrolling Joint Ventures.  As of September 30, 2013 and December 31, 2012, the Noncontrolling Joint Ventures were reflected in the condensed consolidated financial statements as a liability of $269,713 and $0, respectively, which represents the distributions in excess of earnings due to the Noncontrolling Joint Ventures.  As of September 30, 2013 and December 31, 2012, the Company also had a receivable from the Noncontrolling Joint Ventures of $1,149,703 and $0, respectively, which receivable includes the work that the Company performed for the Noncontrolling Joint Ventures.

In connection with the acquisition of Vertterre, the Company acquired a 51% controlling interest in two joint ventures (the “Vertterre Controlling Joint Ventures”).  Of the two Vertterre Controlling Joint Ventures, the work for one has been completed, and for the second, the project activity at September 30, 2013 was immaterial (See Note 16 – Subsequent Events).

During the three and nine months ended September 30, 2013, no earnings were distributed from the Vertterre Controlling Joint Ventures and as of September 30, 2013, the net assets reflected within the condensed consolidated financial statements were immaterial.

For joint ventures where the Company does not have a controlling interest, the Company accounted for their activities under the equity method of accounting.  Any intercompany profits, if material, have been eliminated.  For joint ventures where the Company does have a controlling interest, the Company consolidated their activities and recorded any noncontrolling interest as required.  Noncontrolling interest at September 30, 2013 and December 31, 2012 was determined to be de minimis.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $30,192 and $29,688 for the three months ended September 30, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.  Stock based compensation expense related to stock options was $117,288 and $97,842 for the nine months ended September 30, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.  As of September 30, 2013, the unamortized value of options was $79,901.  As of September 30, 2013, the unamortized portion will be expensed over a period of 0.6 years.

On April 15, 2013, the Company granted options for the purchase of 125,000 shares of its common stock at an exercise price of $0.30 per share under the 2011 Stock Option Plan to three directors of the Company.  The options have 10 year term and vest 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date. The options had a grant date fair value of $4,798 utilizing the Black-Scholes option pricing model.

On June 1, 2013, the Company granted an option for the purchase of 200,000 shares of its common stock at an exercise price of $0.40 per share under the 2011 Stock Option Plan to an officer of the Company.  The option has a 10 year term and was fully vested on the date of grant.  The option had a grant date fair value of $4,556 utilizing the Black-Scholes option pricing model.

On July 1, 2013, the Company granted options for the purchase of an aggregate of 75,000 shares of its common stock at an exercise price of $0.25 per share under the 2011 Stock Option Plan, of which an option for the purchase of 25,000 shares was granted to Jon Colin, its interim Chief Executive Officer and a director, and options for the purchase of 25,000 shares were granted to each of the Company’s two independent directors.  The options have a 10 year term and vest 25% on the grant date, and an additional 25% on each of the first, second and third anniversaries of the grant date.   The options had an aggregate grant date fair value of $3,621 utilizing the Black-Scholes option pricing model.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model.  The fair values of employee stock options granted were estimated using the following weighted-average assumptions:

	April 15, 2013	June 1, 2013	July 1, 2013
	Option Grants	Option Grant	Option Grant
Stock Price	$0.17	$0.17	$0.17
Dividend Yield	0%	0%	0%
Expected Volatility	40.9%	40.9%	40.9%
Risk-free interest rate	0.85%	1.05%	1.39%
Expected Life	5.75 years	5.0 years	5.75 years

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 11 – STOCK BASED COMPENSATION, continued

Stock Options, continued

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Life	Value
Options outstanding at January 1, 2013	4,061,900	$0.31	$0.14	8.3 years	$-
Granted	400,000	$0.34	-	-	-
Exercised	-	-	-	-	-
Forfeited	(149,000)	$0.32	-	-	-
Options outstanding at September 30, 2013	4,312,900	$0.31	$0.13	7.8 years	$-

Exercisable at January 1, 2013	1,979,975	$0.31	$0.14	8.3 years	$-
Vested	1,178,475	$0.32	-	-	-
Forfeited	(76,000)	$0.31	-	-	-
Exercisable at September 30, 2013	3,082,450	$0.31	$0.13	7.7 years	$-

Warrant to Purchase Common Stock

On April 15, 2013, the Company granted a warrant for the purchase of 50,000 shares of its common stock at an exercise price of $0.30 per share to a consultant who provides financial services to the Company.  The warrant has a 10 year term and was fully vested on the date of grant. The warrant had a grant date fair value of $3,046 utilizing the Black-Scholes option pricing model, pursuant to the inputs and assumptions as provided below.  The grant date fair value was fully recognized during the three months ended June 30, 2013.

April 15, 2013
Warrant
Dividend Yield	0%
Expected Volatility	40.9%
Risk-free interest rate	0.85%
Expected Life	10.0 years

NOTE 12 – CONVERTIBLE PREFERRED STOCK

On June 28, 2013, a Special Committee of the Board of Directors of the Company (the “Special Committee”) determined that it was in the best interest of the Company and its stockholders to amend the Company’s Certificate of Designations of Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) to: (i) reduce the number of authorized and unissued shares of the Company’s common stock that must be reserved for the purpose of effecting a conversion of the outstanding shares of Series A Stock to 100% of the number of shares of common stock necessary to effect such conversion; (ii) eliminate the redemption right of holders of Series A Stock, which otherwise would take effect on February 7, 2014; (iii) provide for a dividend of 5.0% per annum on the amount of the Stated Value (as defined in the Series A Certificate of Designations) of the Series A Stock (currently $3.15 per share), which dividend would only begin to accrue upon the date that the as amended Series A Certificate of Designations was filed with the Delaware Secretary of State, and would be payable only upon the earlier of (x) a Liquidity Event (as defined in the Series A Certificate of Designations) or (y) the conversion of the shares of Series A Stock into common stock; and (iv) revise the definition of Liquidity Event such that it shall mean only the occurrence, whether voluntary or involuntary, of any liquidation, dissolution or winding up of the affairs of the Company.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 12 – CONVERTIBLE PREFERRED STOCK, continued

On June 28, 2013, in connection with the proposed amendment to the Series A Certificate of Designations, the Company entered into a letter agreement (the “Letter Agreement”) with Argentum Capital Partners II, L.P. (“ACP II”), the holder of all issued and outstanding shares of Series A Stock. Pursuant to the Letter Agreement, the Company agreed to submit the proposed amendment to the Series A Certificate of Designations for the approval of the Company’s stockholders at a meeting of stockholders or by written consent on or prior to December 31, 2013, and the Company agreed to use its best efforts to obtain at the earliest practicable date all approvals necessary to make the amendment effective. Additionally, pursuant to the Letter Agreement, ACP II (i) waived the requirement under the Series A Certificate of Designations that the Company reserve for the purpose of effecting a conversion of the outstanding shares of Series A Stock any number of authorized and unissued shares of common stock in excess of 100% of the number of shares of common stock necessary to effect such conversion; (ii) waived its right under the Series A Certificate of Designations to require the Company to redeem all or a portion of its shares of Series A Stock; and (iii) waived its right to deem any of the events listed under subsection (ii) of the definition of “Liquidity Event” in the Series A Certificate of Designations (the “Excluded Events”) to constitute a Liquidity Event, and (iv) waived its right to receive any benefits under the Series A Certificate of Designations as a result of the occurrence, whether voluntary or involuntary, of any Excluded Event.

On November 12, 2013, in lieu of amending the Series A Certificate of Designation as discussed above, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with ACP II pursuant to which ACP II purchased 952,381 shares of Series B Stock (as defined below) from the Company in exchange for all  952,381 shares of its Series A Stock.  The 952,381 shares of Series B Stock purchased by ACP II and the 952,381 shares of Series A Stock exchanged by ACP II therefore represent all of the authorized shares of Series A Stock and Series B Stock, respectively.  The Company’s entry into the Purchase Agreement was approved by the Special Committee as well as the Company’s full Board of Directors.

In connection with the Company’s entry into the Purchase Agreement, on November 12, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”) creating a new series of preferred stock of the Company, par value $0.001 per share, designated as “Series B Convertible Preferred Stock” (“Series B Stock”).  The principal terms of the Series B Stock are described below.

Holders of Series B Stock may at any time convert their shares of Series B Stock into such number of shares of common stock equal to the quotient of (x) the aggregate stated value (initially $3.15) of the shares of Series B Stock being converted, divided by (y) the conversion price (initially $0.35) then in effect  as of the date of the delivery by such holder of its notice of election to convert, without any further payment thereafter.  The conversion price is subject to weighted average anti-dilution adjustment in certain circumstances, including but not limited to stock splits, combinations of common stock, and the issuance of shares of common stock or equivalents at a per share price, or effective per share price, less than the conversion price, subject to certain limited exceptions.

Holders of Series B Stock are entitled to receive cumulative dividends at the rate of 5.0% per annum, compounded annually, of the stated value (“Preferred Dividends”). Preferred Dividends are payable (i) whether or not declared by the Board of Directors upon (a) the completion of any public offering by the Company of its common stock, (b) any conversion by the holders of the Series B Stock, in whole or in part, with respect to the shares so converted, or (c) the liquidation, dissolution or winding up of the Company, and (ii) otherwise when and if declared by the Board of Directors.  Preferred Dividends are payable in cash or, at the election of any holder of Series B Stock, in such number of additional shares of Series B Stock equal to the amount of the Preferred Dividends divided by the stated value.

In the event of the occurrence, whether voluntary or involuntary, of any liquidation, dissolution or winding up of the affairs of the Company (a “Liquidity Event”), the holders of Series B Stock will be entitled to receive, out of assets of the Company available for distribution to its stockholders, the stated value per share of Series B Stock plus all accrued but unpaid Preferred Dividends before any payment may be made or any assets distributed to the holders of junior classes of the Company’s equity securities.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 12 – CONVERTIBLE PREFERRED STOCK, continued

Holders of Series B Stock are entitled to vote their shares on an as-converted to common stock basis together with the holders of common stock at any regular, annual or special meeting of stockholders.   Additionally, the Company is not permitted to take certain corporate actions without the approval of holders of at least a majority of the shares of Series B Stock voting as a separate class, including but not limited to the following: (i) in any manner alter or change the designations, powers, preferences or rights, or the qualifications, limitations or restrictions of the Series B Stock; (ii) in any manner authorize, create or issue any class or series of capital stock, or reclassify any other class of the Company’s equity securities into shares of any class or series of capital stock (x) ranking, in any respect including, without limitation, as to payment of dividends, or distribution of assets, senior to or pari passu with the Series B Stock or (y) which in any manner adversely affects the holders of Series B Stock; (iii) increase or decrease the authorized number of shares of common stock or any class of preferred stock; (iv) issue any additional shares of Series B Stock; (v) effect or permit, or offer or agree to effect or permit, any transaction that would be deemed a Liquidity Event, a reorganization of the Company’s assets or a reclassification or recapitalization of the Company’s capital stock; (vi) acquire or dispose of any of the Company’s assets that have, individually or in the aggregate, a value in excess of $500,000; (vii) hire or terminate the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or President; (viii) change the number of directors constituting the whole Board; and (ix) incur any indebtedness, including, without limitation, any lease financing, accounts receivable-based financing arrangements and debt with equity features, in excess of an aggregate of $500,000.

NOTE 13– MAJOR CUSTOMERS

During the three months ended September 30, 2013, the Company’s two largest customers, representing work performed under government contracts, accounted for approximately 58%, and 15% of consolidated revenues, respectively, compared with 77% and 7% of consolidated revenues, respectively, during the three months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company’s two largest customers, representing work performed under government contracts accounted for approximately 52% and 15% of consolidated revenues, respectively, compared with 62% and 16% of consolidated revenues, respectively, during the nine months ended September 30, 2012.

NOTE 14 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board.  Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”). As of September 30, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series A Stock (convertible into 8,571,429 shares of the Company’s common stock). On November 12, 2013, the Company entered into the Purchase Agreement with ACP II, pursuant to which ACP II purchased 952,381 shares of Series B Stock from the Company in exchange for all 952,381 shares of its Series A Stock. See Note 12 – Convertible Preferred Stock.

The Company and Argentum Equity Management, LLC (“Argentum Management”), an affiliate of ACP II, are parties to a Management Services Agreement (the “Management Services Agreement”), dated July 1, 2012, pursuant to which the Company engaged Argentum Management to provide certain management services to the Company, including serving as a consultant with respect to periodic reviews of its business, operations, and strategic direction; assisting the Board in corporate governance, personnel, compensation, and other matters; providing the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing the Company with the services of its Chairman of the Board, among other things.  In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Management as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015.   The annual fee is payable in monthly installments in arrears in cash.  The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Management or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of the Company’s equity interests (on a fully diluted basis), or (ii) such earlier date as the Company and Argentum Management may mutually agree. On September 27, 2013, Argentum Management agreed to waive $40,000 of its annual fee for the year ending December 31, 2013.

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

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012.  Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”).  Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011.  As of September 30, 2013, Mr. Agüero and Metalico, collectively, owned 2,888,829 shares of the Company’s common stock.

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

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011.  As of September 30, 2013, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

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

	Cash Paid	Principal	Interest
Argentum Capital Partners II, L.P.	$358,917	$300,000	$58,917
Argentum Capital Partners, L.P.	$119,639	$100,000	$19,639
Walter Barandiaran	$179,458	$150,000	$29,458
Carlos Agüero	$179,458	$150,000	$29,458
Jack Greber	$283,778	$200,000	$83,778
Kurien Jacob	$59,694	$50,000	$9,694

Related Party Holdings

As of September 30, 2013, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal		Interest
Argentum Capital Partners II, L.P.	$300,000	$77,417	$-	$-	$1,015,556	$180,261		$-	$-
Argentum Capital Partners, L.P.	$300,000	$77,417	$50,000	$12,083	$-	$-		$-	$-
Walter Barandiaran	$100,000	$25,806	$-	$-	$101,556	$18,026		$-	$-
Daniel Raynor	$100,000	$25,806	$-	$-	$50,000	$8,875		$-	$-
Carlos Agüero	$-	$-	$50,000	$12,083	$-	$-	$		$-
Jack Greber	$375,000	$96,771	$-	$-	$376,944	$66,908		$188,959	$28,764
James Wendle	$50,000	$12,903	$50,000	$12,083	$60,933	$10,816		$-	$-
Robert Galvin	$50,000	$12,903	$-	$-	$-	$-		$-	$-
Jon Colin	$-	$-	$100,000	$24,167	$-	$-		$-	$-
Kurien Jacob	$50,000	$12,903	$-	$-	$-	$-		$-	$-

As of December 31, 2012, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$54,750	$-	$-	$1,015,556	$103,530	$-	$-
Argentum Capital Partners, L.P.	$300,000	$54,750	$50,000	$8,306	$-	$-	$-	$-
Walter Barandiaran	$100,000	$18,250	$-	$-	$101,556	$10,353	$-	$-
Daniel Raynor	$100,000	$18,250	$-	$-	$50,000	$5,097	$-	$-
Carlos Agüero	$-	$-	$50,000	$8,306	$-	$-	$-	$-
Jack Greber	$375,000	$68,438	$-	$-	$376,944	$38,427	$188,959	$14,487
James Wendle	$50,000	$9,125	$50,000	$8,306	$60,933	$6,212	$-	$-
Robert Galvin	$50,000	$9,125	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$16,611	$-	$-	$-	$-
Kurien Jacob	$50,000	$9,125	$-	$-	$-	$-	$-	$-

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 15 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas.  Benefit payments are based on amounts accumulated from such contributions.   During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company’s contribution to the plan was $44,217, $38,706, $147,878, and $119,539, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Development of Gas Assets

On September 13, 2013, the Company formed EQGP, LLC (“EQGP”), a Delaware limited liability company, for the purpose of creating a joint venture with third party investors to develop the Gas Assets acquired by the Company in connection with its acquisition of Vertterre (See Note 3).  On October 3, 2013, EQGP was capitalized with investments of $475,000 and $275,000 from EQ and certain third parties, respectively.  On October 3, 2013, Vertterre sold its wholly owned subsidiary,  Grand Prairie Landfill Gas Production, LLC (“GPLGP”), a Texas limited liability company that owns the Gas Assets, to EQGP and third party investors for no consideration, for the purpose of facilitating the investment by EQGP and its third party partners in developing, constructing and operating a landfill gas to electricity facility in Grand Prairie, Texas.  Vertterre will provide engineering services and equipment to GPLGP.  On October 3, 2013, EQGP contributed $750,000 in cash to GPLGP.

Increase in Authorized Shares of Common Stock

Effective November 7, 2013, the Company’s stockholders approved the increase of the number of authorized shares of the Company’s common stock to 100,000,000 shares. On November 12, 2013, the Company filed an Amended & Restated Certificate of Incorporation with the Secretary of State of Delaware, which increased the number of authorized shares of the Company's common stock to 100,000,000 and increased the number of authorized shares of all classes of the Company's stock to 105,000,000.

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

Results of Operations

 Overview of the Effect of the Federal Sequester and Government Shutdown on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues. We note that for the three months ended September 30, 2013 and 2012, the EPA accounted for approximately 58% and 77% of our total revenues, and for the nine months ended September 30, 2013 and 2012 the EPA accounted for approximately 52% and 62% of our total revenues, respectively. Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts.  We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

Since the start of 2013, the EPA and other federal agencies have delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”).   Further, on October 1, 2013 the U.S. federal government shut down for a period of 17 days (the “Shutdown”).  In anticipation of and during the Shutdown, many of our funded projects with the EPA and other federal agencies were delayed, and some were temporarily shut down.   These events have negatively impacted our revenues from the EPA and other federal agencies, which has had a negative impact upon our financial results.

During the three months ended September 30, 2013, our management team has worked with the contracting officers and project officers at the EPA in order to facilitate the EPA’s funding of ongoing work and the start of new projects.   Currently, work has resumed on a number of our projects that previously were delayed due to the Sequester and/or the Shutdown.  However, we continue to experience delays in funding of ongoing work and the start of new projects, adversely impacting our revenue and our profitability.  We are not able to provide any guarantee or assurance that the EPA and other federal agencies will continue to fund current contracts and/or continue to authorize additional work under our master contracts, in the near future or at any other time.

Three Months Ended September 30, 2013 and 2012

Overview of Results

We reported a consolidated net loss of $2,078,105 for the three months ended September 30, 2013, as compared to a net loss of $171,662 for the three months ended September 30, 2012. The increase in net loss of $1,906,443 was primarily due to a reduction in gross profit of $807,700 principally on account of lower revenues from the EPA and other federal agencies, an increase in selling, general and administrative expenses of $801,292 principally related to approximately $371,000 in one-time legal fees incurred in connection with the FOB Hope Project, approximately $245,000 of costs incurred by Vertterre and approximately $153,000 of costs incurred in the pursuit of certain strategic initiatives.

Revenues and Gross Profit

We had overall revenues of $15,623,405 for the three months ended September 30, 2013, as compared to revenues of $24,394,143 for the three months ended September 30, 2012, for an overall decrease of $8,770,738 or 36.0%.  The decrease in revenues for the three months ended September 30, 2013 was primarily attributable to the completion of a high volume EPA contract in 2012 that was not replaced in 2013 and the delay of EPA work under existing and new contracts that were significantly impacted by the Sequester and the Shutdown.  Our gross profit for the three months ended September 30, 2013 was $2,918,517 or 18.7% of revenues as compared to $3,726,217 or 15.3% of revenues for the three months ended September 30, 2012.  The higher gross margin percentage of 18.7% for the three months ended September 30, 2013 was primarily due to the lower than normal gross margin we experienced on a high volume EPA contract from 2012, which required that we utilize a greater percentage of subcontractors and take on more third party costs than usual.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.  Our consolidated operating expenses for the three months ended September 30, 2013 and 2012 were $4,047,143 and $3,126,039, respectively.  The increase in operating expenses of $921,104 was principally related to approximately $371,000 in one-time legal fees incurred in connection with the FOB Hope Project, approximately $245,000 of costs incurred by Vertterre and approximately $153,000 of costs incurred in the pursuit of certain strategic initiatives.

Nine Months Ended September 30, 2013 and 2012

Overview of Results

We reported a consolidated net loss of $3,606,488 for the nine months ended September 30, 2013, as compared to a loss of $890,806 for the nine months ended September 30, 2012. The increase in net loss of $2,715,682 was due in part to a decrease in gross profit of $1,286,866 resulting from a slowing of our government contracting work (most significantly impacting the three months ended March 31, 2013), significantly attributable to the Sequester and the Shutdown, an increase of $901,679 in selling, general and administrative expenses related principally to approximately $534,000 in one-time legal fees incurred in connections with the FOB Hope Project, approximately $72,000 in one-time legal fees incurred in connection with the EPA Claim, approximately $678,000 of costs incurred by Vertterre and approximately $246,000 of costs incurred in the pursuit of certain strategic initiatives, and a reduction of $944,766 in the change in fair value of derivative liabilities, offset by a reduction of $1,189,389 in the loss from discontinued operations, net of tax.

Revenues and Gross Profit

We had overall revenues of $37,718,888 for the nine months ended September 30, 2013, as compared to revenues of $48,612,028 for the nine months ended September 30, 2012, for an overall decrease of $10,893,140 or 22.4%. The decrease in revenues for the nine months ended September 30, 2013 was primarily attributable to the slowing of government contracting work and a lag in the startup of new contracts largely due to the Sequester and the Shutdown and to a lesser extent due to the completion during 2012 of certain larger projects.  Our gross profit for the nine months ended September 30, 2013 was $8,686,336 or 23.0% of revenues as compared to $9,973,202 or 20.5% of revenues for the nine months ended September 30, 2012.  The higher gross margin percentage of 23.0% for the nine months ended September 30, 2013, was primarily due to our costs of revenues consisting of a lesser portion of subcontractor and third party costs, on which we earn a lower margin.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.  Our consolidated operating expenses for the nine months ended September 30, 2013 and 2012 were $10,876,339 and $9,617,102, respectively.  The increase in operating expenses of $1,259,237 was principally attributable to approximately $534,000 in one-time legal fees incurred in connections with the FOB Hope Project, approximately $72,000 in one-time legal fees incurred in connection with Madison County, approximately $678,000 of costs incurred by Vertterre and approximately $246,000 of costs incurred in  the pursuit of certain strategic initiatives.

Liquidity and Capital Resources

As of September 30, 2013, our cash on hand was $2,116,807 (approximately $2,188,000 as of November 7, 2013).  As of September 30, 2013, our accumulated deficit was $10,439,630.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of September 30, 2013 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Loan Agreement	$5,101,258	LIBOR plus 3.0%	January 21, 2014
Convertible Notes:
Private Placement Notes
March 15 Notes	2,500,000	10% per annum	Principal and accrued interest due March 15, 2014
May 13 Notes	500,000	10% per annum	Principal and accrued interest due May 13, 2014
December 30 Notes	1,858,879	10% per annum	Principal and accrued interest due December 31, 2014
March 2012 Note	188,959	10% per annum	Principal and accrued interest due December 31, 2014
Sandoval Note	250,000	5% per annum	Principal and interest due December 27, 2015
Total	10,399,096
Discounts	(320,698)
Total, net of discounts	$10,078,398

The terms of these debt securities are described in detail in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Cash Flow – For the Nine Months Ended September 30, 2013

Cash Flows – Operating Activities

During the nine months ended September 30, 2013, cash flows used by operating activities were $1,379,922, consisting primarily of a net loss of $3,606,488 and a decrease in accounts payable and accrued expenses of $2,050,128 offset by a decrease in accounts receivable of $3,181,489.

Cash Flows – Investing Activities

During the nine months ended September 30, 2013, cash flows provided by investing activities were $4,853,168, consisting of $4,945,400 received upon the sale of the Biodiesel Production Facility, $4,100 received from the sale of other property and equipment offset by $96,332 paid for purchases of property and equipment.

Cash Flows – Financing Activities

During the nine months ended September 30, 2013, cash flows used in financing activities were $1,538,233, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes, offset by $190,485 of net proceeds of the Company’s revolving credit facility.

Liquidity, Going Concern and Management’s Plans

On September 28, 2012, EQ and its subsidiary EQ Engineers, LLC (“EQE”) entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.19% as of September 30, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on January 21, 2014.  As of September 30, 2013, the available borrowing base under the Loan Agreement totaled approximately $7,900,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of September 30, 2013, $5,101,258 was outstanding under the Loan Agreement.

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

As of and for the quarterly period ended September 30, 2013, the Borrowers were not in compliance with the fixed charge coverage ratio financial covenant under the Loan Agreement.  On October 30, 2013, the Borrowers received a written waiver from the Bank for their compliance with the fixed charge coverage ratio financial covenant as of September 30, 2013 and for the resulting event of default under the Loan Agreement.

Since the start of 2013, the EPA and other federal agencies have delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”). Further, on October 1, 2013 the federal government shut down for a period of 17 days (the “Shutdown”). In anticipation of the Shutdown, many of our funded projects were delayed, and some were temporarily shut down. These events have negatively impacted our revenues from the EPA and other federal agencies, which has had a negative impact upon our financial results. The federal government is expected to hold further budget meetings in February 2014.   There can be no assurance as to the outcome of those budget meetings and the impact that those meetings might have on the Company’s operations.

We have have Private Placement Notes with aggregate obligations of $5,047,838 outstanding  as of September 30, 2013 (as discussed in Note 8) that mature on March 15, May 13 and December 31, 2014. We are in discussions with the holders of these Private Placement Notes, and expect that, for certain holders, that we will be able to extend the maturities of such obligations beyond their current terms; however, we have not secured any commitment for such extensions at this time, nor can we provide any assurance that such extensions will be agreed to on commercially acceptable terms, or at all.

We have a Loan Agreement with a balance of $5,101,258 outstanding as of September 30, 2013 (as discussed in Note 6), which matures on January 21, 2014. We expect to be able to extend the maturity of the Loan Agreement under similar terms; however, we have not secured any commitment to an extension at this time, nor can we provide any assurance that an extension will be agreed to on commercially acceptable terms, or at all.

On March 26, 2013, we received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project (as discussed in Note 10).  We believe that we will be successful in defending our position with the Air Force.  However, if we are not successful in defending our position, the outcome would have a material adverse effect on our business.

In connection with a Company-wide effort to reduce its operating expenses, for the period October 1, 2013 through December 31, 2013, the Company’s directors agreed to a 50% reduction in compensation.  The Company’s executed officers, Messrs. Colin, Wendle, Galvin and Greber agreed to a 30% reduction in compensation for the same period.  Additionally, Argentum Equity Management, LLC (“Argentum Management”), an affiliate of the Company’s largest stockholder and Chairman of the Board, agreed to waive $40,000 of its annual fee for the year ending December 31, 2013 under its Management Services Agreement with the Company, dated July 1, 2012, pursuant to which Argentum Management provides certain management services to the Company.

In order to execute our long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of our environmental services business, we will need to raise additional funds through public or private equity offerings, debt financings, or other means.

We have identified potential sources of additional capital which might include offerings to our existing management, our principal investors, including Argentum Capital Partners II, L.P. (See Note 14 – Related Parties) or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

These matters raise substantial doubt about our ability to continue as a going concern.  If we are unable to extend the maturities of the Private Placement Notes, are unable to extend the maturity of our Loan Agreement or are negatively impacted by the business factors discussed above, we may have to curtail our development and operations, delay note or vendor payments, and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness in Disclosure Controls

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013, due to the inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.  This material weakness arises principally from a lack of documentation and related closing and review procedures.  This material weakness created a situation where a reasonable possibility exists that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

Remediation of Material Weakness in Disclosure Controls

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness.  Management has targeted to have these disclosure controls in place by the end of the 2014.  Specifically, management intends to engage a consultant who will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EPA Claim for Equitable Adjustment

On January 23, 2012, we filed with the EPA to request an equitable adjustment in connection with a 2-year, $11 million contract to excavate and remove lead contaminated soils from residential properties located throughout Madison County, Missouri, which was completed in October 2011 (the “Madison County Contract”).  On January 23, 2012, we filed a request with the EPA for an equitable adjustment on the basis that we suffered a major financial loss as a result of certain volume under runs in connection with the Madison County Contract (“EPA Claim”).  The amount of the EPA Claim was approximately $6,000,000.  In early April 2013, the EPA filed a motion with the United States Civilian Board of Contract Appeals (“USCBCA”) for the dismissal of our equitable adjustment claim.  On April 30, 2013, the USCBCA denied the EPA’s motion for dismissal.  On May 10, 2013, we agreed with the EPA to pursue an alternative dispute resolution process as a means to resolve the principal elements of our claim.  We participated with the EPA in a non-binding mediation program in front of a judge in regard to the principal elements of the EPA Claim.  On August 6, 2013, the judge issued a report in which he denied the principal elements of our claims and found in favor of the EPA.  Based on this report and upon the advice of legal counsel, we have decided not to further pursue the EPA Claim.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with the construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”).  We completed the FOB Hope Project in March 2008.  We submitted our findings to the Office of the Department of Defense Inspector General and was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations.  We were accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter.  On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,000 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”).  Pursuant to the March 26, 2013 letter, the Air Force had requested that payment be made promptly and informed us that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to us.  The letter advises us that if we believe the requested reimbursement is invalid or the amount is incorrect, we should contact the sender to discuss.

Shortly after our receipt of the March 26, 2013 letter, we established a dialogue with the Air Force and have requested additional information regarding the findings of the DCAA.  In a show of good faith, we also agreed to remit approximately $440,000 (our estimate of our overbillings pursuant to its filing with the Voluntary Disclosure Program) (the “Voluntary Amount”) to the Air Force over a tentatively agreed to installment period.  As of September 30, 2013, we are awaiting further information from the Air Force concerning the specific terms and conditions for paying the Voluntary Amount as proposed.  We also requested that the Air Force defer further collection efforts in regard to its request for reimbursement in order to allow the Air Force time to analyze and properly respond to the information that we have submitted to the Air Force in connection with the DCAA’s claim.  On August 2, 2013 and September 20, 2013, we filed responses to the DCAA’s claim with the Air Force including reasoning to refute the claims asserted by the DCAA.  As of September 30, 2013 and December 31, 2012, we have included within accrued expenses and other current liabilities, within the condensed consolidated balance sheet, approximately $400,000 for amounts that may be due in regard to its FOB Hope Project.  The Company’s management believes that it will be successful in defending its position with the Air Force.   However, if the Company is not successful, the outcome would likely have a material adverse effect upon the Company’s financial position. We have not accrued any additional amounts in response to the letter received on March 26, 2013.

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

Item 1A.  Risk Factors.

Our future financial condition depends on obtaining extensions to our existing debt and avoiding further negative developments in our business with the EPA and other federal agencies.  If we are unable to do so, we may not be able to continue as a going concern and may not be able to pay our obligations in the future.

We have substantial doubt about our ability to continue as a going concern.  If we are unable to extend the maturities of the Private Placement Notes, are unable to extend the maturity of our Loan Agreement or are negatively impacted by further delays in our funded projects with the EPA and other federal agencies, we may have to curtail our development and operations, delay note or vendor payments, and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations.

Reductions in and uncertainty regarding U.S. federal government spending due to the Budget Control Act of 2011 and the Shutdown in October 2013 may have a material adverse effect on our results of operations.

On August 2, 2011, the Budget Control Act, or the BCA, was signed into law. The BCA committed the U.S. federal government to significantly reduce the federal deficit over ten years. The BCA established caps on discretionary spending through 2021 and it also contained a sequester mechanism that imposed automatic spending cuts of $1.2 trillion split between defense and non-defense programs over a nine-year period, referred to herein as The Sequester. The Sequester, which took effect on March 1, 2013, imposed $85 billion of automatic budget cuts on U.S. federal government spending in fiscal year 2013. Although the Office of Management and Budget has issued guidance on the implementation of the Sequester, the impact the Sequester will have on contractors supporting the U.S. federal government remains uncertain.

On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013, or the 2013 Act, which funded discretionary programs through the end of the U.S. federal government’s fiscal year, or September 30, 2013. Additionally, the 2013 Act included specific appropriations for certain government agencies, including the EPA, our largest customer, and the Department of Defense, and implemented $85 billion of Sequester cuts.

On October 1, 2013, the federal government implemented a partial shutdown of its operations referred to herein as the Shutdown due to the inability to pass appropriations legislation.  In anticipation of and during the Shutdown, many of our funded projects with the EPA and other federal agencies were delayed, and some were temporarily shut down.  The Shutdown was in effect until the Continuing Appropriations Act of 2014 was signed into law on October 17, 2013, which will allow the government to operate until early February 2014.

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

EQM Technologies & Energy, Inc.

Date: November 14, 2013	By:	/s/ Jon Colin
		Name:	Jon Colin
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Robert R. Galvin
		Name:	Robert R. Galvin
		Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.
** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

