Form 10-K
period 2013-12-31
EQM Technologies & Energy, Inc.
filed 2014-04-14
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.25) was $3,755,349. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 10, 2014, there were 41,473,570 shares of the registrant’s common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART I

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “EQM” refer to EQM Technologies & Energy, Inc., a Delaware corporation, and its subsidiaries.

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

Our common stock is quoted on the OTCQB Marketplace, under the symbol “EQTE”. We are headquartered in Cincinnati, OH with satellite offices and operations in 11 states. We have approximately 226 employees of which 130 are full time and 96 are part time. The mailing address of our headquarters is 1800 Carillon Boulevard, Cincinnati, OH 45240, and the telephone number at that location is (513) 835-7500. Our corporate website is located at www.EQM.com .

Recent Developments

Investment in Gas Assets

On September 13, 2013, we formed EQGP, LLC (“EQGP”) for the purpose of creating a joint venture with third party investors to develop one of the projects identified within the Gas Assets acquired by us in connection with our acquisition of Vertterre (discussed in detail in Acquisition of Vertterre below) (the “Landfill Gas Facility”). On October 3, 2013, EQGP was capitalized with investments of $475,000 and $275,000 from EQ and certain third parties, respectively. On October 3, 2013, Vertterre sold its wholly-owned subsidiary that owns the Landfill Gas Facility, Grand Prairie Landfill Gas Production, LLC (“GPLGP”), to EQGP and third party investors for no consideration, for the purpose of facilitating the investment by EQGP and its third party partners in developing, constructing and operating a landfill gas to electricity facility in Grand Prairie, Texas. Vertterre will provide engineering services and equipment to GPLGP. On October 3, 2013, EQGP contributed $750,000 in cash to GPLGP.

As of December 31, 2013, GPLGP is in the process of engineering, planning and permitting for the Landfill Gas Facility, with estimated completion projected during the third quarter of 2014.

EQGP’s ownership stake in GPLGP consists of 13.07% of the Class A membership interests and 33.33% of the Class B membership interests. The overall membership interests consist 50% of Class A membership interests and 50% of Class B membership interests. EQGP contributed $750,000 to GPLGP for these ownership interests and others have contributed $2,120,000 to GPLGP for their interests. In addition, GPLGP will issue to a third party a note payable for $1,100,000 bearing interest at 10% per annum to provide construction financing for the Landfill Gas Facility.

Pursuant to the terms of the GPLGP operating agreement, cash flows generated by the Landfill Gas Facility will be distributed as provided below:

•	First, the loans will be repaid (first to interest, then to principal);
•	Next, the Class A Members will receive their accrued preferred return amount of 10% on the outstanding balance of Class A membership interest (as defined in the GPLGP operating agreement);
•	Next, the Class A Members will receive all of their original aggregate capital contributions; and
•	Next, to and among the members in accordance with their allocated percentages.

Extension of the Maturity of the Private Placement Notes

On December 31, 2013, we modified all of our Private Placement Notes (discussed in detail in Item 7 below), in aggregate principle amount of $5,047,838, principally in order to (i) extend their maturity dates to April 30, 2015 and (ii) increase the interest rate on their unpaid principal balance to 15% per annum effective upon each of their respective original maturity dates (the “Note Modifications”). The other principal terms of the Private Placement Notes remained the same. In partial consideration for the Note Modifications, we issued an aggregate of 1,932,321 warrants to the holders of the Private Placement Notes each with an exercise price of $0.25 per share. The grant date fair value of the warrants issued of $145,175 was capitalized as debt issuance costs and will be amortized over the remaining term of the Private Placement Notes.

Memorandum of Understanding with Sullivan International Group, Inc.

On January 21, 2014 we entered into a memorandum of understanding (the “MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger.

Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors.

The MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that we will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company.  For the trailing 12 months as of December 31, 2013, the Company and Sullivan generated approximately $100 million in combined revenues.  In the merger, Sullivan’s stockholders would receive approximately $2 million in cash and 16 million shares of our common stock, which amounts may be adjusted based on the parties’ due diligence review and our expected debt level following the merger.  Upon completion of the merger, Sullivan’s CEO Steve Sullivan would become President and a director of the Company.

The obligations of the parties to complete the merger under the terms of the merger agreement would be subject to various conditions, including but not limited to a condition that we raise at least $10 million in net proceeds in a PIPE or public offering of its common stock, that we, with Sullivan, receive all required approvals in connection with the merger and the financing and the drafting and execution of definitive transaction documents.  The parties plan to work together to complete the financing on or before June 30, 2014.  There can be no assurance that the parties will enter into a merger agreement or will be able to complete the financing or the merger.

The MOU contains a binding exclusivity provision in which Sullivan has agreed that for 180 days it will not enter into another agreement with a third party with respect to the acquisition or sale of Sullivan or a material part of its assets, or engage in any related discussions with a third party.  This exclusivity provision will be extended automatically for an additional 180 days if we enter into a letter of intent or similar agreement with an underwriter or placement agent with respect to the financing. On March 26, 2013, we entered into an engagement letter with Roth Capital Partners, LLC to explore financing opportunities, with Monarch Capital Group, LLC acting as a co-manager. As a result, the exclusivity provision of the MOU has been extended according to its terms.

Notwithstanding the above, the MOU does not preclude us from continuing to pursue or close other potential acquisition candidates.

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

Acquisition of Vertterre

On December 27, 2012, we acquired all of the capital stock of Vertterre Corp., a New Mexico corporation (“Vertterre”). Vertterre, based in Albuquerque, NM, with an additional location in Bloomfield, NM, is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.3 million, consisting of $833,867 in cash, 1.0 million shares of our common stock with a fair value of $180,000 (the “Sandoval Shares”), and an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by us upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by us from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. As of December 31, 2013, the fair value of the Earnouts was de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to us under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction.

In connection with our acquisition of Vertterre, on December 27, 2012, Sandoval entered into an employment agreement with EQ pursuant to which he serves as a Vice President of the Company.

On December 27, 2013, Sandoval and the Company agreed to cancel the Sandoval Note, including all obligations of payment of principal and interest thereunder, in consideration for the Company’s partial waiver of Sandoval’s indemnification obligations due to the Company in the aggregate principal approximate amount of $250,000 and related accrued interest of $12,671. The Company accounted for the cancelation as an extinguishment of debt and recorded a gain on extinguishment of $262,671, reflected in other income, net, in the consolidated statements of operations.

Sale of the Biodiesel Production Facility

On December 31, 2012, the Company and EQM Biofuels Corp. (f/k/a Beacon Energy (Texas) Corp.), a wholly-owned subsidiary of the Company (“EQM Biofuels”), entered into a Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly-owned subsidiary of Delek US Holdings, Inc. Pursuant to the terms of the Biodiesel Purchase Agreement, on January 10, 2013, EQM Biofuels sold to Biodiesel Buyer its Biodiesel Production Facility and related assets (the “Biodiesel Transaction”). The assets sold in the Biodiesel Transaction constituted substantially all of the assets of the Company’s former Biodiesel Production segment

Consideration for the Biodiesel Transaction consisted of (i) $5,530,802 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) $1,245,542 paid to us on January 30, 2014 related to the federal biodiesel blender’s tax credit in the year 2012. The Company used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of its subordinated notes that were secured by the assets sold in the Biodiesel Transaction, paid approximately $990,530 to satisfy the outstanding obligations of the Biodiesel Production Facility, and paid approximately $585,401 in fees and closing costs in connection with the transaction. The Company intends to use the remainder of the proceeds for general corporate purposes.

In connection with sale of the Biodiesel Production Facility, in January 2014, the Company received $1,245,542 from Biodiesel Buyer as contingent consideration in connection with the reinstatement of the biodiesel blender’s credit. As of and for the year ended December 31, 2013, the Company recorded the $1,245,542 due from Biodiesel Buyer as a receivable and such amount was included in proceeds from the sale in determining the corresponding gain upon disposition.

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

We are managed out of our Cincinnati, OH office and have approximately 226 employees, including approximately 88 engineers and scientists, 28 technicians, 94 administrative personnel, including personnel who provide executive and administrative support for the corporate office, and 16 field employees. In addition to supporting customers from our headquarters in Cincinnati, OH, we provide services through a total of eight branch and field offices located throughout the United States, as shown below.

Our Offices
Albuquerque, NM Bloomfield, NM Cincinnati, OH (headquarters) Chicago, IL (2) Geneseo, IL	New Orleans, LA Sacramento, CA Seattle, WA

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

We have longstanding relationships and multi-year contracts with numerous federal agencies including U.S. Environmental Protection Agency (the “EPA”), the U.S. Air Force, U.S. Navy and U.S. Army Corps of Engineers, as well as private sector clients in the cement, steel, food, consumer products, industrial production, and transportation industries.

Mission

Our mission is to be a premier national environmental engineering, consulting, and remediation and construction firm that helps private and public organizations manage and control their environmental risks and comply with regulatory requirements, and advises on the advancement of renewable fuels. The following core principles guide how we operate our business:

•	Recruit and Retain a Highly Skilled and Dedicated Workforce. We strive to hire and train the very best scientists, engineers and consultants, and leverage their skills to deliver value added solutions to our clients. Our workforce is diverse and includes leading experts in our fields. Our entrepreneurial nature and commitment to success provide challenges and opportunities for our employees.
•	Provide Efficient and Cost Effective Solutions. We leverage the skills and talents of our dedicated resources with those of our strategic partners, to deliver high quality and competitively priced services and solutions.
•	Deliver Professionalism and Excellence. We incorporate superior and disciplined project management and excellence in safety and quality in all of our services.
•	Uphold Ethics and Integrity. We conduct our business with honesty and integrity, in compliance with all laws and regulations.

Industry and Market Opportunity

Since the 1970s, there has been a significant increase in environmental legislation. The most significant of these include:

•	Clean Air Act – designed to govern and control air emissions and pollution; includes provisions governing the minimum annual volume of renewable fuel to be used in the United States
5

•	National Environmental Policy Act (NEPA) of 1969 – established procedural requirements for all federal government agencies to prepare Environmental Assessments (EAs) and Environmental Impact Statements (EISs) that detail the environmental impact of major federal actions; virtually all federal agencies are subject to NEPA, and most state agencies have requirements similar to NEPA

•	Comprehensive Environmental Response, Compensation, And Liability Act of 1980 (CERCLA) / Superfund – authorizes the federal government to order responsible parties to study and clean up / remediate sites that are contaminated with hazardous substances, or, to itself undertake and fund such activities

•	The Resource Conservation And Recovery Act of 1976 (RCRA) – governs the disposal of solid and hazardous waste and imposes performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes, with “cradle to grave” coverage

•	Safe Drinking Water Act of 1996 (SDWA) – designed to ensure safe drinking water for the public, by requiring the EPA to set standards for drinking water quality and oversee all states, localities, and water suppliers who implement these standards

•	Federal Water Pollution Control Amendments of 1972 (Clean Water Act (CWA)) – governs water pollution

•	Occupational Safety and Health Act of 1970 (OSHA) – designed to ensure that employees are provided with work environments free from recognized hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, or unsanitary conditions

•	Great Lakes Legacy Act (GLLA) of 2002 (and the Great Lakes Legacy Reauthorization Act of 2008) – provides the legislative authority for assessing and characterizing sediment contamination and related environmental impairments in the Great Lakes, and also provides the means for remediating the contamination and impairments and restoring the Great Lakes and related watersheds

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

Environmental Consulting

The Environmental Consulting service group employs a staff of 40 and operates primarily out of Cincinnati, Ohio with a branch offices in Chicago, Illinois, Albuquerque, NM and Bloomfield, NM.  Through our Environmental Consulting service group, we provide the following services:

•	Air Services – Air Quality & Air Pollution Control, Air Emission Testing, Modeling

•	Community Relations – communications assistance to industry, utilities, government and non-profit clients on a wide range of environmental, health and safety issues impacting neighboring communities
•	Environmental Due Diligence – comprehensive environmental site assessments to assess environmental conditions and risks associated with properties
•	Environmental, Health, Safety & Security Auditing – environmental, health, safety and security audits to assess the compliance status with an array of environmental, health, safety and security regulations at the federal, state, and local levels
•	Greenhouse Gases Consulting – management services including carbon footprint analysis and strategy development
•	Industrial Hygiene & Safety – evaluate and develop controls for workplace chemical substances, microbiological agents, physical agents (e.g., noise), and process-related safety hazards
•	Multimedia Environmental Compliance Assessment Services – environmental assistance to ensure compliance with permit conditions and overall regulatory compliance.
•	Storm Water Engineering – design and construction of storm water treatment systems including green infrastructure and stream restoration
•	Water Management – preparation of direct and indirect wastewater discharge permit applications, preparation of construction permits, plan development and certification (e.g., SPCC Plans, FRP Plans, SWP3) and permit negotiation
•	Tank Integrity Testing – perform certified tank integrity testing of steel shop-built tanks, as well as, fiberglass reinforced plastic and polyethylene tanks.

These services are delivered to customers across a wide range of industries including food and beverage manufacturers, consumer products manufacturers, steel producers, pharmaceutical companies, electric utilities and transportation companies.

Remediation and Construction

The Remediation and Construction service group employs a staff of 122 and operates primarily out of six offices in Cincinnati, Ohio, Chicago, Illinois, Genesco, Illinois, New Orleans, Louisiana, Seattle, Washington, and Sacramento, California. Through our Remediation & Construction group, we provide the following services:

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

During the past 18 years a total of 54 major Federal contracts have been won and successfully performed by this service group. Our primary customers include various Federal agencies, including the EPA, U.S. Army Corps of Engineers, U.S. Air Force, and U.S. Navy. We occasionally perform work for other Federal agencies (e.g., Forest Service, Fish and Wildlife, Bureau of Land Management, FAA) and also for various state and local governments and selected industrial customers.

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

Since 1993, our group has been awarded 21 contracts from the EPA, in connection with which we have realized revenue of $761 million as of December 31, 2013. A total of 1,325 individual projects have been completed under these contracts since 1993. As of December 31, 2013, six EPA contracts are active, of which during the years 2007 through 2013, the total revenue realized on these active contracts was $190 million and the total aggregate maximum potential value of these active contracts is over $822 million. Six of these contracts are ERRS contracts and the work on these contracts is being performed in EPA Regions 5, 6, 9 and 10. The other active contract is being performed for the EPA Great Lakes National Program Office (GLNPO), and involves the remediation of contaminated sediments from lakes, streams, and rivers in the Great Lakes Basin. Total revenue realized on the GLNPO contract as of December 31, 2013 is $22 million.

Active EPA Contracts as of December 31, 2013:

			As of December 31, 2013 ($ in millions)
Contract	Geographic Coverage	Performance Period	Maximum Potential Revenue (1)	Revenue Realized	Maximum Potential Remaining Amount of Contract
ERRS Region 9	CA, NV, AZ, HI and US Islands	2/2007 – 2/2015	$63	$41	$22
ERRS Region 6	TX, LA, AR, OK, NM	5/2007 – 5/2015	354	61	293
ERRS Region 5	OH, IN, MI, IL, WI, MN	7/2008 – 7/2015	105	46	59
EPA Great Lakes National Program Office	NY, PA, OH, IN, MI, IL, WI, MN	8/2011 – 8/2018	150	22	128
ERRS Region 9	CA, NV, AZ, HI and US Islands	4/2012 – 4/2019	99	18	81
ERRS Region 10	OR, WA, ID, AK	2/2013 – 1/2020	51	2	49
Total Active EPA Contracts as of December 31, 2013			$822	$190	$632

(1)	The amounts herein represent the maximum potential amount of revenue that could be recognized on a particular contract. There is no guarantee that we would be able to realize any amount of revenue above what we have already recognized.

Design Engineering

Our Design Engineering service group employs a staff of 35 and operates primarily out of our Chicago, IL office. Through our Design Engineering group, we provide the following services:

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

These services principally address environmental matters surrounding plants, processes, and pollution, as well as new capital equipment installations and are delivered using state of the art software, technical tools, and our proprietary models.

Our Design Engineering services group primarily serves private sector clients across a broad range of verticals, with a particular focus on the steel, cement, food and consumer products, and utilities industries.

Major Customers

The EPA and the U.S. Air Force accounted for 59% and 4% of our total revenues for the year ended December 31, 2013 and 68% and 11% of our total revenue for the year ended December 31, 2012. All of these revenues represent work performed under government contracts. For each of these two major customers, we have multiple multiyear contracts, as discussed earlier in this section. Our business is not deemed to be dependent upon any one of the multiyear contracts which make up our business with each of the U.S. Air Force and the EPA.

Our arrangements with the EPA are described in detail in the subsection Remediation and Construction, above. Our arrangements with the U.S. Air Force are primarily remediation and construction services.  Our wide range of projects includes building improvements to strategic facilities, runway upgrades and improvements and cleanups, and waste disposal projects.

Public Sector

We provide services to multiple government and public sector agencies. During the years ended December 31, 2013 and 2012, revenues from the public sector represented 81% and 88%, respectively of consolidated revenues.

Contracts

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type.

	For the year ended December 31,
Contract Type	2013	2012
Fixed-price	10.9%	14.8%
Time and materials	89.1	80.1
Cost-plus	-	5.1
Total	100.0%	100.0%

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

Backlog

We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We expect that most of our backlog at December 31, 2013 will be recognized as revenue during the following twelve months, as work is performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings. During 2013, we were awarded prime federal contract task orders with an aggregate potential value of over $50 million. As of December 31, 2013, we had outstanding long term prime federal contracts with a backlog of funded near term projects and task orders of approximately $41 million for government work and $2 million for commercial work.

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

I.  Employees

We have approximately 226 employees, of which 130 are full-time and 96 are part time. None of our employees are represented by a labor organization or under any collective bargaining agreements. Our relationships with our employees are good.

Item 1A. Risk Factors

Risks Related to our Business

Reductions in and uncertainty regarding U.S. federal government spending have had, and may continue to have, a material adverse effect on our results of operations.

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

On October 1, 2013, the federal government implemented a partial shutdown of its operations, referred to herein as the Shutdown, due to the inability to pass appropriations legislation. In anticipation of and during the Shutdown, many of our funded projects with the EPA and other federal agencies were delayed, and some were temporarily shut down. The Shutdown was in effect until the Continuing Appropriations Act of 2014 was signed into law on October 17, 2013, which allowed the government to operate until early February 2014.

In January 2014, the federal government passed a spending bill for fiscal 2014.

The abovementioned reductions in, and general uncertainty regarding, U.S. federal government spending adversely impacted our fiscal 2013 financial performance. Most significantly, the EPA delayed the authorization of new funding and work under existing task orders and the authorization of new task orders under our master contracts with the EPA.

As a result of the passage of the 2014 federal budget, we believe that our EPA/ERRS operations will be brought back to normal levels. However, we are not able to provide any guarantee or assurance of the foregoing, and there may be future adverse effects to our results of operations if the federal government does not continue to approve spending.

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

On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on $440,409 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). We began making payments on the disclosed $440,409 in overbillings on an installment basis, with $185,485 paid in December 2013, $218,992 to be paid in 2014 and $35,932 to be paid in 2015. The letter advised the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. The Company has filed a challenge with the Air Force through their attorney on the remaining $3.25 million claim and is awaiting a response from the Air Force.

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

We have increased our contract activity with the U.S. federal, state and local governments in recent years. We compete for and win a number of these contracts based on application of a quality based standard. Our ability to earn revenues and maintain margins from our existing and future government projects will depend upon the continuation of these quality-based selection standards as well as the availability of funding by our served and targeted government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

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

Our loan agreement with our senior lender provides for a revolving credit facility of up to $10,000,000 (subject to a borrowing base calculation) through April 15, 2015. The loan agreement contains financial covenants that require us to maintain a minimum fixed charge coverage ratio, as defined in the loan agreement. As of December 31, 2013, we were not in compliance with our financial covenants under the loan agreement. We obtained a waiver in March 2014 for this violation. If we fail to comply with such financial covenants going forward, under certain circumstances after a cure period, the senior lender may demand the repayment of all borrowings outstanding, which could negatively impact our liquidity for working capital needs and our ability to execute our growth strategy

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our business, financial condition and results of operations.

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

We found a material weakness in our disclosure controls and procedures and concluded that they were not effective as of December 31, 2013.

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to a material weakness related to our inadequate design of controls and the lack of appropriate documentation regarding the financial statement closing process.

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

Argentum Capital Partners II, L.P. (“ACP II”), a limited partnership licensed under the United States Small Business Administration’s (SBA) Small Business Investment Company (SBIC) participating securities program, and its affiliates control approximately 62.5% the voting power represented by our outstanding shares of common stock as of April 7, 2014. As a result, they are able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, they will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of December 31, 2013, we had outstanding shares of Series B Preferred Stock and related accrued dividends convertible into 8,571,429 and 58,709 shares, respectively, of common stock, convertible notes and accrued interest convertible into a total of 15,757,319 shares of common stock, options to purchase 4,306,400 shares of common stock and warrants to purchase 2,184,137 shares of common stock. The issuance of these shares of common stock would substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

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

There are 5,000,000 shares of our common stock reserved for issuance under our 2011 Stock Option Plan, of which 4,306,400 shares have been allocated for and issued, and are outstanding stock options. Stockholders will experience dilution in the event that additional shares of common stock are issued under the 2011 Stock Option Plan, or options previously issued or to be issued under the 2011 Stock Option Plan are exercised.

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

We offer nation-wide coverage from our leased offices throughout the United States, which include our corporate office in Cincinnati, OH, as well as field offices in Albuquerque, NM, Bloomfield, NM, Chicago, IL, Geneseo, IL, New Orleans, LA, Sacramento, CA, and Seattle, WA.

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

Stephen R. Sabatini v. Environmental Quality Management, Inc.

On July 25, 2012, Stephen R. Sabatini filed a charge of age discrimination with the Equal Employment Opportunity Commission (“EEOC”) against us. On March 18, 2013, the EEOC determined that there is probable cause to believe that age discrimination occurred. The parties were unable to reach an agreement, and Mr. Sabatini received a Notice of Suit Rights from the EEOC on June 14, 2013. Mr. Sabatini filed a lawsuit on September 9, 2013 captioned Stephen R. Sabatini v. Environmental Quality Management, Inc., Case No. 1:13CV630, in the United States District Court for the Southern District of Ohio. On March 18, 2014, we fully settled this matter with a payment to Mr. Sabatini of $85,000. On March 21, 2014, we received $85,000 from an insurance company as a full reimbursement of the settlement amount.

Energy Solutions Claim

Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by EQM and Sullivan for subcontract services, is seeking a total of $2,567,472 from us and Sullivan, of which our portion is $1,258,061. We believe that the services allegedly performed by Energy Solutions were unapproved and not part of our original agreement, and we are in negotiations with Energy Solutions to settle its claim.

We have accrued $622,648 related to the Energy Solutions claim. Beyond what has already been accrued, we cannot reasonably estimate the amount that will ultimately be paid under this claim.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. We believe that this claim is without merit and that it is more likely than not that we will not have to pay any amount in connection with this claim.

Investigation Regarding FOB Hope Project

In August 2007, we initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). We completed the FOB Hope Project in March 2008. We submitted our findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. We were accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, we received a letter from the Department of the Air Force informing us that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that we disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss.

The Company began making payments on the disclosed $440,409 in overbillings on an installment basis, with $185,485 paid in December 2013, $218,992 to be paid in 2014 and $35,932 to be paid in 2015. The Company has filed a challenge with the Air Force through their attorney on the remaining $3.25 million claim and is awaiting a response from the Air Force. As of December 31, 2013, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $254,924 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payment of $185,485 made in December 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since August 28, 2012, our stock has been quoted on the OTCQB Marketplace. Prior to August 28, 2012, our common stock was quoted on the OTC Pink Market, also known as the “Pink Sheets”, under the symbol “EQTE”. Trading in our common stock on the Pink Sheets commenced on February 7, 2011 following the consummation of the Beacon Merger and our resulting recapitalization. Trading in our common stock currently is limited, with an average of approximately 2,730 shares trading per day for the 12 months prior to April 9, 2014. According to our transfer agent, as of December 31, 2013, there were approximately 132 holders of record of our common stock.

We have outstanding 952,381 shares of Series B Preferred Stock and related accrued dividends convertible into 8,571,429 and 58,709, respectively, shares of common stock, convertible notes and accrued interest convertible into a total of 15,757,319 shares of common stock (as of December 31, 2013), options to purchase 4,306,400 shares of common stock and warrants to purchase 2,184,137 shares of common stock.  All of the outstanding shares of our common stock are eligible for resale under Rule 144 and we have entered into registration rights agreements with respect to the shares of common stock underlying the Private Placement Notes (discussed in detail in Item 7 below).

The following table sets forth the range of high and low bid information for our common stock for the periods indicated, as quoted on the OTCQB Marketplace for the period August 28, 2012 through April 9, 2014 and on the Pink Sheets for the period January 1, 2012 through August 27, 2012. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Price Range
	Low	High
Year ended December 31, 2012
First Quarter	$0.15	$0.19
Second Quarter	$0.15	$0.24
Third Quarter	$0.24	$0.55
Fourth Quarter	$0.15	$0.35
Year ended December 31, 2013
First Quarter	$0.20	$0.75
Second Quarter	$0.25	$0.60
Third Quarter	$0.15	$0.59
Fourth Quarter	$0.11	$0.33
Year ending December 31, 2014
First Quarter	$0.11	$0.25
Second Quarter (through April 9, 2014)	$0.15	$0.18

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Our Series B Stock accrues cumulative dividends at the rate of 5.0% per annum, compounded annually, of the stated value (“Preferred Dividends”). Preferred Dividends are payable (i) whether or not declared by the Board of Directors upon (a) the completion of any public offering of our common stock, (b) any conversion by the holders of shares of Series B Stock, in whole or in part, with respect to the shares so converted, or (c) the liquidation, dissolution or winding up of the Company, and (ii) otherwise when and if declared by the Board of Directors. Preferred Dividends are payable in cash or, at the election of any holder of Series B Stock, in such number of additional shares of Series B Stock equal to the amount of the Preferred Dividends divided by the stated value.

As of December 31, 2013, we had accrued dividends on the Series B Stock in the amount of $20,548.

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

On December 27, 2012, we acquired all of the capital stock of Vertterre pursuant to the Vertterre Agreement for a purchase price of approximately $1.3 million, consisting of $833,867 in cash, the Sandoval Shares, and the Sandoval Note, which was cancelled on December 27, 2013. The seller also may receive the additional consideration in the form of the Earnouts. As of December 31, 2013, the fair value of the Earnouts was determined to be de minimis. The acquisition of Vertterre is described in detail above in Item 1. Business, A. Overview.

On January 10, 2013, the Company and EQM Biofuels completed the Biodiesel Transaction, in which EQM Biofuels sold substantially all of the assets of our former Biodiesel Production segment pursuant to the terms of the Biodiesel Purchase Agreement. Consideration for the Biodiesel Transaction consisted of (i) $5,530,802 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) $1,245,542 paid to us on January 30, 2014, related to the federal biodiesel blender’s tax credit in the year 2012. We used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of our subordinated notes that were secured by the assets sold in the Biodiesel Transaction, and we paid approximately $435,401 in fees and closing costs in connection with the transaction and intend to use the remainder of the proceeds for general corporate purposes. The Biodiesel Transaction is described in detail above in Item 1. Business, A. Overview. The balance sheet and results of operation of the Biodiesel Production segment have been re-classified as discontinued operations within our consolidated financial statements included below in Item 15. Exhibits, Financial Statements and Schedules.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. We concluded there were no triggering events to further measure for impairment during the year ended December 31, 2013.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the year ended December 31, 2013, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Goodwill and Indefinite-lived Assets

We may record goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. Our goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach”, which is based on estimates of future net cash flows and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for either of the years ended December 31, 2013 or 2012.

Joint Venture Accounting Policy

We use the equity method of accounting to account for our noncontrolling investment in a joint venture. Our initial investment is carried at cost. Subsequently, the carrying amount of the investment is adjusted to reflect capital contributions or distributions, and our equity in earnings or losses since the commencement of the system’s operations. Our share of equity earnings or losses in the joint venture is reported in the consolidated statements of net income as equity losses (earnings) in joint venture.

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

The derivative liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that we used to determine fair value and the change in fair value of the Company’s derivative liabilities are discussed in Note 11 and Note 15 of the consolidated financial statements for the years ended December 31, 2013 and 2012 included in Item 15 of this Form 10-K.

In accordance with the provisions of ASC 815 “Derivatives and Hedging Activities” (“ASC 815”), we presented the derivative liabilities at fair value on the consolidated balance sheet, with the corresponding changes in fair value recorded in our consolidated statements of operations for the applicable reporting periods. We computed the fair value of the derivative liabilities at the date of issuance and the reporting dates of December 31, 2013 and 2012 using both the Black-Scholes option pricing and Monte Carlo pricing methods. We determined that the conversion feature included an implied downside protection feature. As such, we performed a Monte Carlo simulation and concluded that the value of the downside protection feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the derivative liabilities.

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

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), management routinely evaluates the likelihood of the realization of its income tax benefits and the recognition of its deferred tax assets.  In evaluating the need for any valuation allowance, management will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing its analyses, management considers both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, management considered tax planning strategies and the adequacy of future income (including the taxable income that we intend to generate in 2014. The Company believes that the continued growth of its business will produce positive operating results, however, based on its history is creating a valuation allowance against the full amount of the deferred tax assets.  As of and for the year ended December 31, 2013, based upon certain economic conditions and historical losses through December 31, 2013, management established a full valuation allowance of $1,613,117.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax filings that do not meet these recognition and measurement standards.   As of December 31, 2013 and December 31, 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes.  The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense.   No interest or penalties were recorded during the years ended December 31, 2013 and December 31, 2012.

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

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of our preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. Our preferred shares do not feature redemption rights out of our control and as such are classified as equity in our consolidated balance sheets.

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

Results of Operations

Overview of the Effect of the Federal Sequester and Government Shutdown on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues. We note that for the year ended December 31, 2013 and 2012 the EPA accounted for approximately 59% and 68% of our total revenues, respectively. Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts. We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

In 2013, the EPA and other federal agencies delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”). Further, on October 1, 2013 the U.S. federal government shut down for a period of 17 days (the “Shutdown”). In anticipation of and during the Shutdown, many of our funded projects with the EPA and other federal agencies were delayed, and some were temporarily shut down. These events negatively impacted our revenues from the EPA and other federal agencies during 2013, which had a negative impact upon our financial results.

In January 2014, the federal government passed a spending bill for fiscal 2014. During 2013 and since the passage of the 2014 federal budget, our management team has worked with the contracting officers and project officers at the EPA in order to facilitate the EPA’s funding of ongoing work and the start of new projects. Currently, we believe that our EPA/ERRS operations will be brought back to normal levels. However, we are not able to provide any guarantee or assurance of the foregoing, and there may be future adverse effects to our results of operations if the federal government does not continue to approve spending.

Years Ended December 31, 2013 and 2012

Overview

We reported consolidated net loss and net loss available to common stockholders of $1,975,568 and $1,924,198, respectively, for the year ended December 31, 2013, as compared to net loss and net loss available to common stockholders of $1,367,956 and $1,367,956, respectively, for the year ended December 31, 2012. The increase in net loss available to common stockholders of $556,242 was primarily due to a reduction in gross profit of $1,454,755 principally on account of lower revenues from the EPA and other federal agencies, an increase in selling, general and administrative expenses of $183,777 principally related to approximately $537,874 in one-time legal fees incurred in connection with the FOB Hope Project and approximately $245,663 of costs incurred in the pursuit of certain strategic initiatives.

Revenues and Gross Profit

We had revenues of $56,275,225 for the year ended December 31, 2013, as compared to revenues of $79,516,646 for the year ended December 31, 2012, for an overall decrease of $23,241,421, or 29%.  The decrease in revenues for the year ended December 31, 2013 was primarily attributable to a decrease in the amount of revenue earned from the EPA of $24,436,000. The decrease in revenues from the EPA was due to the inclusion of a $20.7 million remediation project undertaken at the end of 2012 in our 2012 results, without a comparable project in 2013, and due to the general global slowdown of government work due to the Sequester and the Shutdown. Our gross profit for the year ended December 31, 2013 was $12,340,189 or 21.9% of revenues as compared to $13,794,944 or 17.4% of revenues for the year ended December 31, 2012. The higher gross margin percentage of 21.9% for the year ended December 31, 2013 was primarily due to the lower than normal gross margin we experienced on a high volume EPA contract from 2012, which required that we utilize a greater percentage of subcontractors and take on more third party costs than in 2013.

Operating Expenses

Our consolidated operating expenses for the years ended December 31, 2013 and 2012 were $13,942,852 and $13,743,418, respectively.  The decrease in operating expenses of $199,434, or 1.5%, was principally the result of additional operating cost reductions in the third and fourth quarters of 2013.

Operating expenses are primarily driven by compensation expenses, rent and facility costs, bad debt and professional fees.  We believe that our continued efforts to manage all of our operating cost categories will help us to contain our operating costs in future periods.

Operating (Loss) Income

We had consolidated operating loss of $1,602,663 for the year ended December 31, 2013, compared to consolidated operating income of $51,726 for the year ended December 31, 2012. The decrease in operating income of $1,654,389 was primarily attributable to a major decrease in top line volume driven in large part by the Sequester and the Shutdown.

Results of Discontinued Operations

Loss from discontinued operations, net of tax, was $385,993 and $1,642,669 for the years ended December 31, 2013 and 2012, respectively. The decrease in loss from discontinued operations for 2013 was primarily due to the fact that the Biodiesel Production Facility was sold in January 2013. We recorded a gain of $1,141,174 from the sale of the Biodiesel Production Facility.

Liquidity and Capital Resources

As December 31, 2013, our cash on hand was $2,374,361 and our accumulated deficit was $8,777,888.

Sources of Liquidity

We have historically met our liquidity requirements principally through operating cash flows, the sale of equity and debt securities and our bank line of credit.  Our borrowings as of December 31, 2013 were as follows:

	Principal Outstanding	Interest Rate	Maturity Date

Loan Agreement	$6,159,530	LIBOR plus 3.0%	April 15, 2015

Convertible Promissory Notes (Private Placement Notes)
March 15 Notes	2,500,000	10% per annum*	Principal and accrued interest due April 30, 2015
May 13 Notes	500,000	10% per annum*	Principal and accrued interest due April 30, 2015
December 30 Notes	1,858,879	10% per annum*	Principal and accrued interest due April 30, 2015
March 2012 Note	188,959	10% per annum*	Principal and accrued interest due April 30, 2015

Total	$11,207,368
Discounts	(213,460)
Total, Net of discounts	$10,993,908

As reported at December 31, 2013
Loan Agreement	$6,159,530

Convertible Promissory Notes, net	4,834,378
$10,993,908

*	The interest rate on the unpaid principal balance of the Private Placement Notes will increase to 15% per annum effective upon each of their respective original maturity dates. The original maturity dates of the Private Placement Notes were as follows: March 15, 2014 for the March 15 Notes; May 13, 2014 for the May 13 Notes; and December 31, 2014 for the December 30 Notes and the March 2012 Note.

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

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. Of the $1,858,579 principal amount of the December 30 Notes sold, $1,535,000 was converted from principal amount of the Demand Notes (see Note 10 – Notes Payable), $23,879 from accrued interest on the Demand Notes, $250,000 from principal amount of the EQ Officer Transition Note (see Note 10 – Notes Payable), and $50,000 was received in cash. Of the $188,959 principal amount of the March 2012 Note sold, $150,000 was exchanged for principal amount of the EQ Officer Transition Note and $38,959 for accrued and unpaid interest thereon. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of December 31, 2013 and December 31, 2012 was $1,255,320 and $743,295, respectively.

As a result of the Note Modifications, the Private Placement Notes bear interest at a rate of 10% per annum until their respective original maturity dates (March 15, 2014 for the March 15 Notes; May 13, 2014 for the May 13 Notes; and December 31, 2014 for the December 30 Notes and the March 2012 Note) when the interest rate rises to 15%, and are due and payable on April 30, 2015. The Private Placement Notes are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 3,137,724 shares, respectively, as of December 31, 2013 and 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

In consideration for the Note Modifications, we issued an aggregate of 1,932,321 warrants to the holders of the Private Placement Notes.

Sandoval Note

On December 27, 2012, in connection with the acquisition of Vertterre, the Company issued the Sandoval Note in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015. The Sandoval note contained certain clawback provisions to satisfy certain claims of the Company. On December 27, 2013, Sandoval and the Company agreed to cancel the Sandoval Note, including all obligations of payment of principal and interest thereunder, in consideration for the Company’s partial satisfaction of Sandoval’s indemnification obligations due to the Company in the aggregate approximate amount of $250,000. The amount of accrued and unpaid interest under the Sandoval Note as of December 31, 2012 was $140. On December 27, 2013, Mr. Sandoval and the company agreed to cancel all obligations of principal and interest under the Sandoval Note in consideration for the satisfaction of certain indemnification obligations due to the Company. Accordingly, the Company recorded a gain on extinguishment of debt of $262,671, which is included in other income, net, on the Company’s Statements of Operations.

Cash Flow – For the Year Ended December 31, 2013

Cash Flows – Operating Activities

Net cash used in operating activities was $2,421,075 during the year ended December 31, 2013. Net cash inflows from operating activities for the year ended December 31, 2012 principally included (i) a decrease in accounts payable, accrued expenses and other current liabilities of $3,510,792 and (ii) non-cash items totaling $598,584, consisting primarily of $1,418,942 of depreciation and amortization charges offset by a $1,141,174 non-cash gain from the sale of the Biodiesel Production Facility. Net cash inflows were primarily offset by a net loss of $1,975,568 and an increase in costs of other assets of $702,711.

Cash Flows – Investing Activities

During the year ended December 31, 2013, cash flows provided by investing activities were $4,842,789, consisting of $4,946,084 received upon the sale of the Biodiesel Production Facility and $4,900 received from the sale of other property and equipment, offset by $108,195 paid for purchases of property and equipment.

Cash Flows – Financing Activities

During the year ended December 31, 2013, cash flows used in financing activities were $229,147, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes, offset by $1,248,757 of net proceeds of our revolving credit facility and $275,000 in contributions of a noncontrolling interest partner.

Future Liquidity and Cash Flows

On September 28, 2012, EQ and its subsidiary EQ Engineers, LLC (“EQE”) entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. On December 31, 2013, the Borrowers entered into a Second Amendment to Loan Agreement with the Bank to, among other things, extend the termination date under the Loan Agreement to April 15, 2015. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.17% as of December 31, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on April 15, 2015. As of December 31, 2013, the available borrowing base under the Loan Agreement totaled approximately $6,200,000, including $1,500,000 attributable to obligations for letters of credit, and $6,159,530 was outstanding under the Loan Agreement.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain a fixed charge coverage ratio of no less than 1.20 to 1 and (ii) limit certain capital expenditures by the Borrowers to $250,000 per fiscal year.  Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a line of credit fee of 2.0% per annum.  As of and for the quarterly period ended December 31, 2013, the Borrowers were not in compliance with their financial covenants under the Loan Agreement.  The Borrowers obtained a waiver from the Bank in March 2014 for this violation.  On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank  (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarterly reporting periods ending on March 31, 2014 and June 30, 2014, and (ii) set the fixed asset coverage ratio to 0.75 to 1 and 1.2 to 1, for the fiscal quarterly reporting periods ending March 31, 2014 and June 30, 2014, respectively.

As of December 31, 2013, we had a deficit in working capital of 22,439.

Management believes that our cash balances on hand, cash flows generated from operations, and availability under the Loan Agreement will be sufficient to fund our net cash requirements through December 31, 2014. However, in order to execute our long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of our environmental services business, we will need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, offerings to existing management, our principal investors, including ACP II, or from others; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

EQM’s management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. EQM’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

EQM’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1993. Based on that evaluation, EQM’s management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013, due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have the necessary controls in place by the end of 2014. Specifically, management intends to engage a consultant who will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and paragraphs set forth information regarding the members of our board of directors (the “Board”) and our executive officers:

Name	Age	Position

Jon Colin	58	Interim Chief Executive Officer and Director

Robert R. Galvin	52	Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Jack S. Greber	63	Director and Senior Vice President, EPA Federal Programs and Business Development

Walter H. Barandiaran	61	Director, Chairman of the Board and Chairman of the Nominating Committee

Paul A. Garrett	67	Director, Chairman of the Audit Committee and Chairman of the Compensation Committee

Kurien Jacob	67	Director

Executive Officers

Jon Colin has been the Interim Chief Executive Officer of the Company since June 2013 and became a director of the Company in February 2011.  Mr. Colin previously served as CEO of LifeStar Response Corporation (“Lifestar”), which provides emergency and non-emergency ambulance and wheelchair-van transportation services to public and private sector healthcare programs, healthcare facilities, health management organizations and associations, from April 2002 to August 2012. Mr. Colin also served as Chief Operating Officer of LifeStar from October 2000 to April 2002, and a consultant for LifeStar from September 1997 to October 2000.  From 1990 to 1996, Mr. Colin served as President and CEO of Environmental Services of America, Inc., a publicly traded environmental services company.  Mr. Colin also previously served as a director of LifeStar, BAMnet Corporation, and Perma Fix Environmental Services, Inc. (NASDAQ: PESI). Mr. Colin has a B.S. in Accounting from the University of Maryland.

Robert R. Galvin has been the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of the Company since August 2009. From November 2002 to June 2009, Mr. Galvin was Executive Vice President and Chief Financial Officer of NuCO2, a NASDAQ-listed company focused on the consolidation, integration, and growth of the distribution of bulk CO2 and equipment. From 1998 to 2002, Mr. Galvin was Senior Vice President and Chief Financial Officer of Independent Propane Company, a retail propane distribution company, and from 1993 to 1998, Mr. Galvin was Director of Finance of TA Instruments, a provider of thermal analysis products and services. From 1983 to 1993, Mr. Galvin was with KPMG Peat Marwick, including two years as senior manager in the executive office – department of professional practice. Mr. Galvin is a Certified Public Accountant and has a B.S. degree in Accounting from Villanova University.

Jack S. Greber has been the Senior Vice President of EPA Federal Programs and Business Development of the Company since November 2011 and became a director in February 2011. Mr. Greber previously served as the Company’s President from 2000 through November 2011 and its Chief Executive Officer from March 2008 to November 2011. Mr. Greber has over 38 years of experience in the environmental consulting, engineering, remediation and Clean Tech industry. Mr. Greber is one of the founding members of Environmental Quality Management, Inc., a subsidiary of the Company that began business in 1990. From 1975 to 1990, Mr. Greber was with PEI/International Technology Corporation, a full service environmental and engineering firm, where he was Vice President of Federal Programs. Mr. Greber has a B.S. and M.S. in Zoology from Miami University in Oxford, OH.

Non-Employee Directors

Walter H. Barandiaran, our Chairman, became a director of the Company in February 2011. He has served as a Co-Founder and Managing Partner of The Argentum Group, a New York-based private equity firm since 1987 (“Argentum Group”). He has more than 20 years of private equity investment experience, during which time he has led over 30 investments for Argentum Group’s investment funds. His areas of investment expertise include outsourced/business services, technology-enabled services, and clean (environmental) technologies & services. Until October 14, 2012, Mr. Barandiaran served as a director of Metalico, Inc. (AMEX: MEA), a regional recycling company of ferrous, non-ferrous and platinum group metals, operating 26 recycling facilities primarily in the Northeast. He also sits on the boards of M3 Technologies, Inc., a supplier of advanced ceramic components to the precision, industrial and defense sectors, and Conner Industries, a distributor and remanufacturer of industrial lumber. Mr. Barandiaran has also served as Chairman of the Board of AFS Technologies, Inc., a provider of end-to-end real-time business software solutions engineered specifically for the food and beverage industry, from 2003 until August 2011. Mr. Barandiaran was also the chief executive officer of Horizon Live, Inc., now known as Wimba, Inc., from 2002 until 2004. Mr. Barandiaran is a trustee of The Baruch College Fund of Baruch College, City University of New York. He received a BBA in International Business from Baruch College (CUNY) and attended the New York University Stern School of Business.

Paul A. Garrett became a director of EQM in February 2011. Mr. Garrett is also a director and chairman of the audit committee of Metalico, Inc. From 1991 to 1998 he was the chief executive officer of FCR, Inc. (“FCR”), an environmental services company involved in the recycling of paper, plastic, aluminum, glass and metals. Upon FCR’s merger in 1998 into KTI, Inc. (“KTI”), a solid waste disposal and recycling concern that operated waste-to-energy facilities and manufacturing facilities utilizing recycled materials, he was appointed vice chairman and a member of KTI’s Executive Committee. He held those positions until KTI was acquired by Casella Waste Systems, Inc. in 1999. For a period of ten years before his entry into the recycling industry, Mr. Garrett was an audit partner with the former Arthur Andersen & Co., a public accounting firm. Mr. Garrett received a B.B.A. from Ohio University.

Kurien Jacob became a director of EQM in June 2012. Since 2005, Mr. Jacob has been the CEO of AFS Technologies, Inc., a provider of end-to-end real-time business software solutions engineered specifically for the food and beverage industry. Prior to that, Mr. Jacob has held CEO or CFO positions at five different companies in the transportation, manufacturing, consumer electronics, automotive accessories and software industries over the past 25 years. Mr. Jacob began his career in audit and consulting with Deloitte & Touche, a public accounting and consulting firm. Mr. Jacob holds a Bachelor of Commerce degree from the University of Madras, India, is a Fellow of the Institute of Chartered Accountants, England and Wales, and holds an Advanced Management Certificate from the Sloan School of Massachusetts Institute of Technology.

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

A brief discussion of the experiences and skills that led to the conclusion is provided below:

•	Walter Barandiaran. The Board believes that, with his knowledge of the industry and his investment experience, Mr. Barandiaran brings to the Board valuable insight on strategic initiatives. In addition, Mr. Barandiaran has extensive expertise in the areas of corporate finance, mergers and acquisitions, corporate strategy and corporate governance.

•	Jon Colin. The Board believes that, with his executive experience in environmental business and his accounting background, Mr. Colin brings important knowledge and industry insights to the Board.

•	Paul Garrett. The Board believes with his extensive accounting experience, Mr. Garrett provides the Board with valuable finance and auditing knowledge.

•	Jack Greber. The Board believes that, with his well-rounded experience, his 38 years of work in the environmental industry and his 31 years of corporate executive experience, Mr. Greber brings to the Board strong leadership and important knowledge to promote business opportunities.

•	Kurien Jacob. The Board believes that, with his broad based industry background and executive experience, as well as his accounting and finance background, Mr. Jacob brings extensive industry, leadership and financial insights to the Board.

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

Based solely upon a review of the copies of the forms furnished to the Company, and other than as described below, the Company believes that its directors, officers and holders of more than 10% of the Company’s common stock complied with all applicable filing requirements during the 2013 fiscal year.

Paul A. Garrett filed a delinquent Form 4 on May 30, 2013 to report the acquisition of options to purchase shares of common stock on April 15, 2013.

Jon Colin filed a delinquent Form 4 (i) on May 30, 2013 to report the acquisition of options to purchase shares of common stock on April 15, 2013, and (ii) on June 10, 2013 to report the acquisition of options to purchase shares of common stock on June 1, 2013.

Kurien Jacob filed a delinquent Form 4 on June 5, 2013 to report the acquisition of options to purchase shares of common stock on April 15, 2013.

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

The Audit Committee is governed by a Board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and our independent registered public accounting firm on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent registered public accounting firm. It maintains direct responsibility for the compensation, termination and oversight of our independent registered public accounting firm and evaluates its qualifications, performance and independence. The Audit Committee also monitors compliance with our policies on ethical business practices and reports on these items to the Board. The Audit Committee has established policies and procedures for the pre-approval of all services provided by our independent registered public accounting firm. Our Audit Committee is comprised of Messrs. Garrett and Jacob, each of whom is independent under applicable NASDAQ listing standards. Mr. Garrett is the Chairman of the committee.

The Board has determined that Mr. Garrett is the Audit Committee financial expert, as defined under the Exchange Act. The Board made a qualitative assessment of Mr. Garrett’s level of knowledge and experience based on a number of factors, including his experience as a certified public accountant for a major accounting firm and financial sophistication from his years managing private investment funds. The Audit Committee charter is posted on our website at www.eqm.com.

The Compensation Committee determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plan; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The Compensation Committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where Board approval is required. Our Compensation Committee is comprised of Messrs. Garrett and Jacob, each of whom is independent under applicable NASDAQ listing standards. Mr. Garrett is the Chairman of the Compensation Committee. The Compensation Committee charter is posted on our website at www.eqm.com.

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The Nominating Committee also acts as a screening and Nominating Committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Nominating Committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates.  The Nominating Committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. Our Nominating Committee is comprised of Messrs. Barandiaran, Greber and Jacob, of whom Mr. Jacob is independent under applicable NASDAQ listing standards. Mr. Barandiaran is the chairman of the Nominating Committee. The Nominating Committee charter is posted on our website at www.eqm.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		TOTAL ($)
Jon Colin,
Interim Chief Executive	2013	115,333	(1)	-		4,556	(2)	-		119,889
Officer	2012	-		-		-		-		-

James E. Wendle,
President and Chief	2013	212,750	(4)	40,000	(5)	-		18,000	(6)	270,750
Operating Officer(3)	2012	230,000		40,000	(5)	-		18,000	(6)	288,000

Robert R. Galvin,	2013	208,125	(7)	50,000	(5)	-		18,000	(6)	276,125
Chief Financial Officer	2012	225,000		50,000	(5)	-		18,000	(6)	293,000

Jack S. Greber,
Senior Vice President of	2013	166,500	(8)	40,000	(5)	-		18,000	(6)	224,500
Business Development	2012	180,000		40,000	(5)	-		18,000	(6)	238,000

(1)	On June 1, 2013, Mr. Colin was appointed as the Company’s Interim Chief Executive Officer at an initial salary of $20,000 per month. On September 23, 2013, Mr. Colin’s salary was reduced to $13,458 per month.

(2)	Represents the grant date fair value of an option for the purchase of 200,000 shares of our common stock at an exercise price of $0.40 per share awarded to Mr. Colin on June 1, 2013. The option has a term of 10 years and was fully vested on the grant date.

(3)	Mr. Wendle resigned from his positions with the Company and its subsidiaries effective March 18, 2014.

(4)	On September 23, 2013, Mr. Wendle’s salary was decreased to $161,000 from $230,000 per annum.

(5)	Represents a performance based cash bonus paid on February 8, 2013.

(6)	Represents an auto allowance.

(7)	On September 23, 2013, Mr. Galvin’s salary was decreased to $157,500 from $225,000 per annum.

(8)	On September 23, 2013, Mr. Greber’s salary was decreased to $126,000 from $180,000 per annum.

Employment Agreements

Effective January 1, 2012, each of Mr. Galvin and Mr. Greber entered into an employment agreement with EQ. Each of their respective employment agreements expires on December 31, 2014, and is automatically renewed for an additional term of one year on each succeeding January 1, unless terminated earlier in accordance with its terms, or a notice of non-renewal has been provided. Mr. Wendle also entered into an employment agreement with EQ, which agreement was terminated effective upon Mr. Wendle’s resignation from his positions with the Company and its subsidiaries effective March 18, 2014.

The employment agreements provide for the following annual base salaries: Mr. Galvin $225,000; and Mr. Greber $180,000, each subject to upward adjustment from time to time at the discretion of the Compensation Committee. These base salaries were decreased by 30% on September 23, 2013. In addition, each executive is eligible to receive an annual bonus, determined in accordance with annual bonus programs established by the Board, and is also entitled to participate in our stock option plan and our employee benefit plans, programs and arrangements, at a level commensurate with the executive's position. If we terminate any of the executives without Cause (as defined the employment agreements), (i) the executive will receive (a) his base salary and benefits through the date of termination and for a period of twelve months following his termination, (b) any unpaid annual bonus awarded for the last completed fiscal year, (c) the pro rata portion of any unpaid annual bonus earned for any fiscal quarter during the current fiscal year completed prior to the date of termination, and (d) the unpaid portion of his Transition Incentive Fee (as defined below), and (ii) all of the executive’s stock options that otherwise would be eligible to vest within the six months following his termination will be accelerated and vest as of the termination date.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding unexercised options held by named executive officers as of the end of the fiscal year ended December 31, 2013.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
Name	(#) Exercisable	(#) Unexercisable
Jon Colin	200,000	-	(1)	0.40	June 1, 2023
	6,250	18,750		0.25	July 1, 2023
	6,250	18,750		0.30	April 15, 2023
	93,750	31,250		0.30	March 29, 2021
James E. Wendle	855,000	285,000	(2)	0.30	March 28, 2021
Robert R. Galvin	787,500	262,500	(2)	0.30	March 28, 2021
Jack S. Greber	551,250	183,750	(2)	0.30	March 28, 2021

(1)	In consideration for his appointment as Interim Chief Executive Officer on June 1, 2013, Mr. Colin was granted an option to purchase 200,000 shares of the Company’s common stock, which vested immediately upon grant. In consideration for his service as a director of the Company, he was also granted: an option to purchase 25,000 shares of the Company’s common stock on July 1, 2013, 25,000 shares of the Company’s common stock on April 15, 2013 and 125,000 shares of the Company’s common stock on March 29, 2011, for which all such director options have a term of 10 years and vest 25% on the date of grant, and 25% on each of the first, second and third anniversaries of the date of grant.

(2)	These options were granted on March 29, 2011, have a term of 10 years and vest 25% on the date of grant, and 25% on each of the first, second and third anniversaries of the date of grant.

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

Director Compensation

The following table sets forth a summary of the compensation earned by each non-employee director who served on the Board during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	Stock Awards ($)	Total ($)
Walter Barandiaran	-		-	-	-
Jon Colin	3,750	(1)	2,167	-	5,917
Paul A. Garrett	25,750	(2)	2,167	-	27,917
Kurien Jacob	9,750		4,086	-	13,836

(1)	Represents cash compensation received by Mr. Colin for his service as a Director of the Board.

(2)	Represents cash compensation received by Mr. Garrett for his service as Chairman of the Audit Committee and as Chairman of the Compensation Committee.

Our Compensation Committee determined that for 2013, our directors who are not employees or deemed affiliates of the Company would receive compensation consisting of an annual award of an option for the purchase of 25,000 shares of our common stock and cash compensation consisting of a monthly retainer and a per board meeting fees ranging from $500 to $1,000 and ranging from $750 to $1,000, respectively, for each of Messrs. Colin and Jacob, and a monthly retainer and a per board meeting fee ranging from $1,000 to $2,000 and ranging from $750 to $1,500, respectively, for Mr. Garrett in consideration of the additional workload required in connection with his role as the Chairman of the Audit Committee.

On April 1, 2013, the Company granted options to purchase 25,000, 25,000 and 75,000 shares of common stock to Messrs. Colin, Garrett, and Jacob, respectively, in recognition of their service on the Board for 2012 and Mr. Jacob’s appointment to the Board in 2012. On July 1, 2013, the Company granted options to purchase 25,000 shares of common stock to each of Messrs. Colin, Garrett, and Jacob, in recognition of their service on the Board for 2013.

Directors who are employees or deemed affiliates of the Company are not expected to be separately compensated for their service as directors.

Upon Mr. Agüero’s resignation from the Board on June 7, 2012, the Compensation Committee of the Board deemed all of his outstanding unvested options to vest immediately, and extended the time allowed for him to exercise his vested options to June 30, 2013, after which these options expired unexercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 7, 2014.

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

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock(1)

5% or Greater Stockholders
Argentum Capital Partners II, L.P. (2)	34,217,025	62.6%
David Dunbar (3)	2,918,184	7.0%
Metalico, Inc. (4)	2,274,735	5.5%

Directors and Named Executive Officers
Robert R. Galvin (5)	1,863,059	4.4%
Jack S. Greber (6)	7,049,863	15.5%
Walter H. Barandiaran (7)	36,540,173	64.4%
Jon Colin (8)	764,294	1.8%
Paul A. Garrett (9)	218,750	*
Kurien Jacob (10)	270,423	*
James E. Wendle (11)	2,211,211	5.1%

All executive officers and directors as a group (7 persons) (12)	48,917,773	75.5%

*Represents holdings of less than 1% of shares outstanding.

(1)	Based on 41,473,570 shares of our common stock outstanding on April 7, 2014, and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days after April 7, 2014.

(2)	Consists of 21,037,043 shares of our common stock, 4,109,061 shares issuable upon the conversion of convertible debt and related accrued interest, 326,889 shares issuable upon the exercise of warrants and 8,571,429 shares issuable upon the conversion of shares of Series B Preferred Stock and 172,603 shares issuable upon the conversion of the related accrued dividends, held by ACP II. Argentum Investments, LLC is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Walter H. Barandiaran and Daniel Raynor are co-managing members of Argentum Investments, LLC. Each of Messrs. Barandiaran and Raynor, and Argentum Investments, LLC and Argentum Partners II, LLC, may be deemed to beneficially own the shares of our common stock held by ACP II. Each of Messrs. Barandiaran and Raynor disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The business address of ACP II is 60 Madison Avenue, Suite 701, New York, NY 10010.

(3)	Consists of 2,918,184 shares of our common stock. The business address of Mr. Dunbar is 1800 Carillon Boulevard, Cincinnati, OH 45240.

(4)	Based on a Schedule 13G filed by Metalico, Inc. on February 8, 2013. The business address of Metalico, Inc. is 186 North Ave. East, Cranford, NJ 07016.

(5)	Consists of 621,405 shares of our common stock, 1,050,000 shares issuable upon the exercise of stock options, 27,400 shares issuable upon the exercise of warrants and 164,254 shares issuable upon the conversion of convertible debt and related accrued interest.

(6)	Consists of 3,058,314 shares of our common stock, as well as 735,000 shares issuable upon the exercise of stock options, 296,044 shares issuable upon the exercise of warrants and 2,391,266 shares issuable upon the conversion of convertible debt and related accrued interest.

(7)	Consists of (i) 103,269 shares of our common stock, 71,049 shares issuable upon the exercise of warrants and 640,862 shares issuable upon the conversion of convertible debt and related accrued interest, held by Mr. Barandiaran directly, (ii) 21,037,043 shares of our common stock, 326,889 shares issuable upon the exercise of warrants, 5,897,250 shares issuable upon the conversion of convertible debt and related accrued interest and 8,571,429 shares issuable upon the conversion of shares of Series B Preferred Stock and 172,603 shares issuable upon the conversion of the related accrued dividends, held by ACP II, and (iii) 172,774 shares of common stock, 187,867 shares issuable upon the exercise of warrants and 1,147,327 shares issuable upon the conversion of convertible debt and related accrued interest held by Argentum Capital Partners, L.P. (“ACP”). Mr. Barandiaran is a co-managing member of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President of B.R. Associates, Inc., which is the general partner of ACP. As a result of these relationships, Mr. Barandiaran may be deemed to beneficially own the shares of our common stock held by ACP II and ACP. Mr. Barandiaran disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8)	Consists of 50,000 shares of our common stock, as well as 343,750 shares issuable upon the exercise of stock options, 46,933 shares issuable upon the exercise of warrants and 323,611 shares issuable upon the conversion of convertible debt and related accrued interest.

(9)	Consists of 50,000 shares of our common stock, as well as 168,750 shares issuable upon the exercise of stock options.

(10)	Consists of 35,019 shares of our common stock, as well as 43,750 shares issuable upon the exercise of stock options, 27,400 shares issuable upon the exercise of warrants and 164,254 shares issuable upon the conversion of convertible debt and related accrued interest.

(11)	Consists of 497,124 shares of our common stock, as well as 1,140,000 shares issuable upon the exercise of stock options, 60,616 shares issuable upon the exercise of warrants and 513,471 shares issuable upon the conversion of convertible debt and related accrued interest.

(12)	Consists of 25,624,948 shares of our common stock, 8,571,429 shares issuable upon the conversion of shares of Series B Preferred Stock and 172,603 shares issuable upon the conversion of the related accrued dividends, 9,454,106 shares issuable upon the conversion of convertible debt and related accrued interest, 1,044,198 shares issuable upon the exercise of warrants and 3,481,250 shares issuable upon the exercise of stock options.

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options under our 2011 Stock Option Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	4,306,400	$0.31	693,600
Total	4,306,400	$0.31	693,600

(1)	The 2011 Stock Option Plan was approved by the Board on March 29, 2011. The 2011 Stock Option Plan is described in Item 11. Executive Compensation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of December 31, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, beneficially owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series B Stock (convertible into 8,571,429 shares of the Company’s common stock).

The Company and Argentum Equity Management, LLC (“Argentum Management”), an affiliate of ACP II, are parties to a Management Services Agreement (the “Management Services Agreement”), dated July 1, 2012, pursuant to which the Company engaged Argentum Management to provide certain management services to the Company, including serving as a consultant with respect to periodic reviews of its business, operations, and strategic direction; assisting the Board in corporate governance, personnel, compensation, and other matters; providing the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing the Company with the services of its Chairman of the Board, among other things. In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Management as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015. The annual fee is payable in monthly installments in arrears in cash. The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Management or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of the Company’s equity interests (on a fully diluted basis), or (ii) such earlier date as the Company and Argentum Management may mutually agree. On September 27, 2013, Argentum Management agreed to waive $40,000 of its annual fee for 2013.

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

The current amount of principal and accrued and unpaid interest outstanding on the Private Placement Notes owned by ACP, ACP II, Mr. Barandiaran and Mr. Raynor is presented in the table below.

On November 12, 2013, the Company entered into a purchase agreement with ACP II, pursuant to which ACP II purchased 952,381 shares of Series B Stock from the Company in exchange for all 952,381 shares of its Series A Stock. See Note 15 – Convertible Preferred Stock.

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), ACP II, ACP, Mr. Barandiaran and Mr. Raynor were issued warrants to purchase 326,889, 187,867, 71,049, and 62,800 shares of the Company’s common stock, respectively, each at an exercise price of $0.25 per share.

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of December 31, 2013, Mr. Agüero and Metalico, collectively, owned 2,888,829 shares of the Company’s common stock.

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

The current amount of principal and accrued and unpaid interest outstanding on the Private Placement Notes owned by Mr. Agüero is presented in the table below.

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Mr. Agüero was issued warrants to purchase 23,467 shares of the Company’s common stock at an exercise price of $0.25 per share.

Jon Colin, Robert R. Galvin, Kurien Jacob and James E Wendle

Jon Colin serves as the Company’s interim Chief Executive Officer and as a director of the Company, Robert R. Galvin serves as the Company’s Chief Financial Officer, Kurien Jacob serves as a director of the Company and James E. Wendle formerly served as the Company’s President and Chief Operating Officer. As of December 31, 2013, Messrs. Colin, Galvin, Jacob and Wendle, collectively, owned 1,203,548 shares of the Company’s common stock.

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

The current amount of principal and accrued and unpaid interest outstanding on each of the Private Placement Notes owned by Messrs. Colin, Galvin, Jacob and Wendle is presented in the table below.

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Messrs. Colin, Galvin, Jacob and Wendle were issued warrants to purchase 46,933, 27,400, 27,400 and 60,616 shares of the Company’s common stock, respectively, each at an exercise price of $0.25 per share.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of December 31, 2013, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

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

The current amount of principal and accrued and unpaid interest outstanding on the Private Placement Notes owned by Mr. Greber is presented in the table below.

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Mr. Greber was issued warrants to purchase 296,044 shares of the Company’s common stock at an exercise price of $0.25 per share.

Beacon Merger Notes Cancellation – Related Parties

On January 10, 2013, in connection with the completed of the Biodiesel Transaction, the Company paid the following in cash to the following related parties in exchange for all outstanding principal and accrued and unpaid interest on their Beacon Merger Notes.

	Cash Paid	Principal	Interest
Argentum Capital Partners II, L.P.	$358,917	$300,000	$58,917
Argentum Capital Partners, L.P.	$119,639	$100,000	$19,639
Walter Barandiaran	$179,458	$150,000	$29,458
Carlos Agüero	$179,458	$150,000	$29,458
Jack Greber	$283,778	$200,000	$83,778
Kurien Jacob	$59,694	$50,000	$9,694

Related Party Holdings

As of December 31, 2013, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$85,167	$-	$-	$1,015,556	$206,496	$-	$-
Argentum Capital Partners, L.P.	$300,000	$85,167	$50,000	$13,375	$-	$-	$-	$-
Walter Barandiaran	$100,000	$28,389	$-	$-	$101,556	$20,650	$-	$-
Daniel Raynor	$100,000	$28,389	$-	$-	$50,000	$10,167	$-	$-
Carlos Agüero	$-	$-	$50,000	$13,375	$-	$-	$-	$-
Jack Greber	$375,000	$106,458	$-	$-	$376,944	$76,645	$188,959	$33,645
James Wendle	$50,000	$14,194	$50,000	$13,375	$60,933	$12,390	$-	$-
Robert Galvin	$50,000	$14,194	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$26,750	$-	$-	$-	$-
Kurien Jacob	$50,000	$14,194	$-	$-	$-	$-	$-	$-

As of December 31, 2012, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$54,750	$-	$-	$1,015,556	$103,530	$-	$-
Argentum Capital Partners, L.P.	$300,000	$54,750	$50,000	$8,306	$-	$-	$-	$-
Walter Barandiaran	$100,000	$18,250	$-	$-	$101,556	$10,353	$-	$-
Daniel Raynor	$100,000	$18,250	$-	$-	$50,000	$5,097	$-	$-
Carlos Agüero	$-	$-	$50,000	$8,306	$-	$-	$-	$-
Jack Greber	$375,000	$68,438	$-	$-	$376,944	$38,427	$188,959	$14,487
James Wendle	$50,000	$9,125	$50,000	$8,306	$60,933	$6,212	$-	$-
Robert Galvin	$50,000	$9,125	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$16,611	$-	$-	$-	$-
Kurien Jacob	$50,000	$9,125	$-	$-	$-	$-	$-	$-

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered was $170,500 and $160,500 for the audits of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2013 and 2012, and other periodic reports for each respective year.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 and $62,600 for the years ended December 31, 2013 and 2012, respectively.

Tax Fees. For the years ended December 31, 2013 and 2012, the principal accountant billed $0 and $0, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $10,000 and $20,873, respectively, for the fiscal years ended December 31, 2013 and 2012.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to the de-minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Board prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Each new engagement of Marcum, LLP, has been approved in advance by the Board, and none of those engagements made use of the de-minimums exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)    List of documents filed as part of this report:

1.	Financial Statements:

–	Report of Independent Registered Public Accounting Firm

–	Consolidated Balance Sheets as of December 31, 2013 and 2012

–	Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

–	Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock for the Years Ended December 2013 and 2012

–	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2011, among Beacon Energy Holdings, Inc., Beacon Acquisition, Inc. and Environmental Quality Management, Inc.+ (1)
2.2	Purchase and Sale Agreement, dated December 31, 2012, by and among EQM Technologies and Energy, Inc., Beacon Energy (Texas) Corp., and Delek Renewables, LLC.+ (4)
3.1	Amended and Restated Certificate of Incorporation. (5)
3.2	Certificate of Designations of Series A Convertible Preferred Stock, effective February 4, 2011. (1)
3.3	Certificate of Designations of Series B Convertible Preferred Stock, effective November 12, 2013. (5)
3.4	Amended and Restated By-laws. (1)
4.1	Form of Amended and Restated March 15 Note. (6)
4.2	Form of Amended and Restated May 13 Note. (6)
4.3	Form of Amended and Restated December 30 / March 2012 Note. (6)

4.5	Form of Noteholder Warrant. (6)
4.6	Promissory Note, dated December 27, 2012, made by EQM Technologies & Energy, Inc. for benefit of Daniel Sandoval. (4)
10.1	Loan Agreement, dated as of September 28, 2012, between First Financial Bank, National Association, and Environmental Quality Management, Inc. and EQ Engineers, LLC. (2)
10.2	First Amendment to Loan Agreement, dated as of February 27, 2013, between First Financial Bank, National Association, Environmental Quality Management, Inc., EQ Engineers, LLC and Vertterre Corporation. (3)
10.3

Second Amendment to Loan Agreement, dated as of December 31, 2013, by and among First

Financial Bank, National Association, Environmental Quality Management, Inc., EQ Engineers, LLC

and Vertterre Corporation. (6)

10.3	Amended and Restated Security Agreement, dated as of February 27, 2013, between First Financial Bank, National Association, Environmental Quality Management, Inc., EQ Engineers, LLC and Vertterre Corporation. (3)
10.4	Amended and Restated Guaranty, dated as of December 31, 2013, made by EQM Technologies & Energy, Inc. to and for the benefit of First Financial Bank, National Association. (6)
10.5	Pledge Agreement, dated as of September 28, 2012, between EQM Technologies & Energy, Inc. and First Financial Bank, National Association. (2)
10.6	2011 Stock Option Plan.† (1)
10.7	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and James E. Wendle.† (1)
10.8	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and Robert R. Galvin.† (1)
10.9	Employment Agreement, effective as of January 1, 2012, by and between Environmental Quality Management, Inc. and Jack Greber.† (1)
10.10	Form of Spring 2011 Note Purchase Agreement. (1)
10.11	Form of December 30 Note Purchase Agreement. (1)
10.12	Registration Rights Agreement, dated as of December 30, 2011. (1)
10.13	Amendment No. 1 to Registration Rights Agreement, dated as of March 30, 2012. (1)
10.14	Amended and Restated Office Lease by and between Carillion Partners LLC and Environmental Quality Management Inc., dated November 1, 2006 for the property at 1800 Carillion Boulevard, Cincinnati, OH. (1)
10.15	Management Services Agreement, effective July 1, 2012 by and between EQM Technologies & Energy, Inc. and Argentum Equity Management, LLC. (1)
10.16	Biodiesel Toll Production Agreement, dated as of March 21, 2012, by and between Beacon Energy (Texas) Corp. and Delek Renewables, LLC. ‡ (1)
10.17	Securities Purchase Agreement, dated November 12, 2013, by and between EQM Technologies & Energy, Inc. and Argentum Capital Partners II, L.P. (5)
21.1	List of Subsidiaries.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

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

† Management compensatory plan or arrangement.

‡ Confidential treatment has been granted for portions of this document. The omitted portions of this document have been filed separately with the SEC.

(1)	Incorporated by reference to the exhibits included with our registration statement on Form 10-12G filed with the SEC on June 28, 2012.
(2)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on November 14, 2012.
(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 5, 2013.
(4)	Incorporated by reference to the exhibits included with our annual report on Form 10-K filed with the SEC on April 1, 2013.
(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on November 13, 2013.
(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQM TECHNOLOGIES & ENERGY, INC.

Dated: April 11, 2014	By:	/s/ Jon Colin
Jon Colin
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: April 11, 2014	By:	/s/ Robert R. Galvin
Robert R. Galvin
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Director and Interim Chief Executive Officer
/s/ Jon Colin	(Principal Executive Officer)	April 11, 2014
Jon Colin

/s/ Robert R. Galvin	Chief Financial Officer, Secretary and Treasurer
Robert R. Galvin	(Principal Financial Officer)	April 11, 2014

/s/ Jack S. Greber	Director and Senior Vice President, EPA Federal
Jack S. Greber	Programs and Business Development	April 11, 2014

/s/ Walter H. Barandiaran	Director, Chairman of the Board and Chairman of the Nominating Committee
Walter H. Barandiaran		April 11, 2014

/s/ Paul. A. Garrett	Director, Chairman of the Audit Committee and Chairman of the Compensation Committee	April 11, 2014
Paul A. Garrett

/s/ Kurien Jacob	Director	April 11, 2014
Kurien Jacob

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of EQM Technologies & Energy, Inc.:

We have audited the accompanying consolidated balance sheets of EQM Technologies & Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and redeemable preferred stock and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQM Technologies & Energy, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

April 11, 2014

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,374,361	$42,219
Accounts receivable, net	8,118,330	9,994,407
Cost and estimated earnings in excess of billings on uncompleted contracts, net	5,426,552	5,480,206
Prepaid expenses and other current assets	1,792,934	460,218
Deferred income taxes	-	1,976,823
Current assets of discontinued operations held for sale	-	600,898

Total current assets	17,712,177	18,554,771

Property and equipment, net	575,845	773,095
Intangible assets, net	3,922,223	4,491,443
Goodwill	2,762,083	2,762,083
Other assets	1,237,160	850,309
Other assets of discontinued operations held for sale	-	4,250,777

Total assets	$26,209,488	$31,682,478

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2013	2012

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Current Liabilities:
Accounts payable	$9,117,580	$9,341,047
Accrued expenses and other current liabilities	2,414,523	4,501,441
Billings in excess of costs and estimated earnings on uncompleted contracts	17,693	244,226
Loan agreement	6,159,530	4,910,773
Current portion of capitalized lease obligations	19,223	45,209
Derivative liabilities	6,067	81,663
Current liabilities of discontinued operations held for sale	-	1,160,142

Total current liabilities	17,734,616	20,284,501

Long-term liabilities:
Notes payable, less current portion	-	250,000
Convertible promissory notes, net	4,834,378	6,073,087
Capitalized lease obligations, less current portion	10,747	10,715
Deferred income taxes	-	1,246,257
Deferred rent	115,112	126,971
Other non-current liabilities	1,242,837	-

Total long-term liabilities	6,203,074	7,707,030

Total liabilities	23,937,690	27,991,531

Commitments and contingencies (Note 13)

Redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A Convertible Preferred stock, 952,381 shares designated, 952,381 shares issued and outstanding at December 31, 2012 at stated value; liquidation preference of $3,000,000	-	3,000,000

Equity:
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized: 952,381 shares designated, issued and outstanding at December 31, 2013 at stated value; liquidation preference of $3,000,000	3,000,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,473,570 shares issued and outstanding at December 31, 2013 and December 31, 2012	41,474	41,474
Additional paid-in capital	7,784,582	7,482,615
Accumulated deficit	(8,777,888)	(6,833,142)
Total EQM Technologies & Energy, Inc. and Subsidiaries stockholders' equity	2,048,168	690,947
Noncontrolling interest	223,630	-
Total equity	2,271,798	690,947
Total liabilities, redeemable preferred stock and equity	$26,209,488	$31,682,478

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012

Revenues	$56,275,225	$79,516,646

Cost of revenues	43,935,036	65,721,702
Gross profit	12,340,189	13,794,944

Operating expenses:
Selling, general and administrative expenses	12,525,228	12,709,005
Depreciation and amortization	1,417,624	1,034,413
Total operating expenses	13,942,852	13,743,418

Operating (loss) income	(1,602,663)	51,526

Other (expense) income:
Change in fair value of derivative liabilities	76,213	1,522,086
Interest expense	(1,197,107)	(1,279,186)
Other income, net	144,151	234,425
Other (expense) income, net	(976,743)	477,325

(Loss) income from continuing operations before income taxes	(2,579,406)	528,851

Income tax expense from continuing operations	151,343	254,138

(Loss) income from continuing operations	(2,730,749)	274,713
Discontinued operations:
Loss from discontinued operations, net of tax	(385,993)	(1,642,669)
Gain on disposal of Biodiesel Production Facility, net of tax of $632,583	1,141,174	-
Income (loss) from discontinued operations, net of tax	755,181	(1,642,669)

Net loss	(1,975,568)	(1,367,956)

Net loss attributable to noncontrolling interests	(51,370)	-

Net loss attributable to common stockholders	$(1,924,198)	$(1,367,956)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.07)	$0.01
Discontinued operations, net of tax	(0.01)	(0.04)

Net loss per common share	$(0.08)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	40,650,387	39,494,505

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Consolidated Statement of Equity and Redeemable Preferred Stock

	Redeemable		EQM Technologies & Energy, Inc. and Subsidiaries Stockholder's Equity
	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2012	952,381	$3,000,000	-	$-	40,473,570	$40,474	$7,172,436	$(5,465,186)	$-	$1,747,724

Acquisition of Vertterre	-	-	-	-	1,000,000	1,000	179,000	-	-	180,000
Amortization of employee stock options	-	-	-	-	-	-	131,179	-	-	131,179
Net loss	-	-	-	-	-	-	-	(1,367,956)	-	(1,367,956)

Balance at January 1, 2013	952,381	$3,000,000	-	$-	41,473,570	$41,474	$7,482,615	$(6,833,142)	$-	$690,947

Exchange of Series A Redeemable Preferred Stock for Series B Convertible Preferred Stock	(952,381)	(3,000,000)	952,381	3,000,000	-	-	-	-	-	3,000,000
Warrants issued to holders of Convertible Promissory Notes in exchange for modification	-	-	-	-	-	-	145,175	-	-	145,175
Dividends accrued on Series B Preferred Stock	-	-	-	-	-	-	-	(20,548)	-	(20,548)
Amortization of employee stock options	-	-	-	-	-	-	156,792	-	-	156,792
Contribution of noncontrolling members to EQGP	-	-	-	-	-	-	-	-	275,000	275,000
Net loss	-	-	-	-	-	-	-	(1,924,198)	(51,370)	(1,975,568)
										-
Balance, December 31, 2013	-	$-	952,381	$3,000,000	41,473,570	$41,474	$7,784,582	$(8,777,888)	$223,630	$2,271,798

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,975,568)	$(1,367,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,418,942	1,496,300
Gain on disposal of Biodiesel Production Facility	(1,141,174)	-
(Gain) loss on disposal of property and equipment	(4,900)	4,470
Gain on the extinguishment of debt	(262,671)	(329,365)
Amortization of debt discount	444,296	398,525
Stock based compensation	156,792	131,179
Provision for doubtful accounts	63,512	453,920
Changes in fair market value of derivative liabilities	(76,213)	(1,522,086)
Changes in assets and liabilities:
Accounts receivable	3,271,748	(133,052)
Costs and estimated earnings in excess of billings on uncompleted contracts	53,654	(1,567,507)
Inventory	-	(51,184)
Prepaid expenses and other current assets	(1,258,418)	159,611
Other assets	(702,711)	165,467
Deferred income taxes	97,983	507,593
Accounts payable, accrued expenses and other current liabilities	(3,510,792)	2,755,125
Billings in excess of costs and estimated earnings on uncompleted contracts	(226,533)	209,962
Other long-term liabilities	1,230,978	(23,679)
Total adjustments	(445,507)	2,655,279

Net cash (used in) provided by operating activities	(2,421,075)	1,287,323

Cash Flows From Investing Activities
Acquisition of Vertterre	-	(833,867)
Purchases of property and equipment	(108,195)	(237,364)
Proceeds from sale of property and equipment	4,900	-
Proceeds from sale of Biodiesel Production Facility	4,946,084	-

Net cash provided by (used in) investing activities	4,842,789	(1,071,231)

The accompanying notes are an integral part of these consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows From Financing Activities
Net borrowings (repayments) under loan agreement	1,248,757	(1,056,960)
Repayment of Beacon Merger Notes	(1,650,000)	-
Payment of capital lease obligations	(38,404)	(43,955)
Payment of debt financing costs	(64,500)	(314,404)
Contributions of noncontrolling interest partner	275,000
Repayment of note payable	-	(454,608)

Net cash used in financing activities	(229,147)	(1,869,927)

Net increase (decrease) in cash and cash equivalents	2,192,567	(1,653,835)

Cash and cash equivalents, beginning of period	181,794	1,835,629

Cash and cash equivalents, end of period	$2,374,361	$181,794

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$530,038	$321,225

Income taxes	$60,942	$83,426

Non-cash investing and financing activities:
The exchange of loan from officer for subordinated convertible promissory note	$-	$150,000

The exchange of accrued interest for subordinated convertible promissory notes	$-	$38,959

Aggregate fair value of derivative for conversion feature upon issuance	$617	$43,312

Issuance of warrants in exchange of note modifications	$145,175	$-

Property and equipment acquired through capital lease	$12,450	$-

Acquisition of Vertterre:
Assets acquired and liabilities assumed:
Current assets	$-	$457,633
Property and equipment	-	112,775
Intangible assets	-	277,000
Goodwill	-	652,736
Accounts payable and accrued expenses	-	(236,277)
Total purchase price consideration	-	1,263,867

Less: cash paid to acquire Vertterre	-	(833,867)
Non cash consideration	$-	$430,000

Non cash consideration consisted of:
Note payable issued to seller	-	250,000
Common stock issued to seller to acquire Vertterre	-	180,000
Non cash consideration	$-	$430,000

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources

The Company’s liquidity position at December 31, 2013 was improved from the prior year, as further discussed below, on account of (i) the Company extending the maturity of its Loan Agreement to April 2015 (ii) the Company extending the maturity of the Private Placement Notes to April 2015 and (iii) the Company’s receipt on January 30, 2014 of the $1,245,542 from the Biodiesel Buyer.

As of December 31, 2013, the Company’s cash on hand was $2,374,361. The Company incurred net losses attributable to common stockholders of $1,924,198 and $1,367,956 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company’s accumulated deficit was $8,777,888 and it had total equity of $2,271,798. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During the year ended December 31, 2013, cash flows used by operating activities were $2,421,075, consisting primarily of a net loss of $1,975,568 and a decrease in accounts payable and accrued expenses of $3,510,792, offset by a decrease in accounts receivable of $3,271,748.

During the year ended December 31, 2013, cash flows provided by investing activities were $4,842,789, consisting of $4,946,084 received upon the sale of the Biodiesel Production Facility, $4,900 received from the sale of other property and equipment, offset by $108,195 paid for purchases of property and equipment.

During the year ended December 31, 2013, cash flows used in financing activities were $229,147, consisting primarily of the full repayment of the $1,650,000 in aggregate principal amount of the Beacon Merger Notes, offset by $1,248,757 of net proceeds of the Company’s revolving credit facility and $275,000 in contributions from a noncontrolling interest partner.

As of December 31, 2013, the Company had a deficit in working capital of $22,439.

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through December 31, 2013. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company currently has Private Placement Notes with an aggregate obligation of $5,047,838 outstanding as of December 31, 2013 (as discussed in Note 11) that were modified on December 31, 2013 to extend the maturation of all such Private Placement Notes to April 30, 2015.

The Company also has a Loan Agreement with a balance of $6,159,530 outstanding as of December 31, 2013 (as discussed in Note 9), which expires on April 15, 2015.   As of and for the quarterly period ended December 31, 2013, the Company was not in compliance with the fixed charge coverage ratio under the Loan Agreement.  In March 2014, the bank waived this violation.   On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank  (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarterly reporting periods ending on March 31, 2014 and June 30, 2014, and (ii) set the fixed asset coverage ratio to 0.75 to 1 and 1.2 to 1, for the fiscal quarterly reporting periods ending March 31, 2014 and June 30, 2014, respectively.

On March 26, 2013, the Company received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project (as discussed in Note 13). The Company’s management believes that it will be successful in defending its position with the Air Force. However, if the Company is not successful in defending its position, the outcome would have a material adverse effect on the Company’s business.

On September 13, 2013, the Company formed EQGP, LLC (“EQGP”), a Delaware limited liability company, for the purpose of creating a joint venture with third party investors to invest in and manage the development of the Gas Assets acquired by the Company in connection with its acquisition of Vertterre (See Note 3).

On January 30, 2014, the Company received $1,245,542 from Biodiesel Buyer.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

As a result of the December 31, 2012 entry into an agreement to sell its Biodiesel Production Facility and related assets, the Consolidated Balance Sheets as of December 31, 2013 and 2012 and the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Consolidated Balance Sheets and the Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

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

Principles of Consolidation

The consolidated financial statements of the Company include EQ and its wholly owned subsidiaries EQ Engineers, LLC, Vertterre and EQ Engineers Slovakia, s.r.o. (“EQES”), as well as subsidiaries acquired in the Beacon Merger, including Beacon Energy Corp., EQM Biofuels Corp., AgriFuel United Biofuels Co., Inc., AgriFuel BBD Holding Co., Inc. and AgriFuel Terra Farms, LLC and its two joint ventures under which it has a controlling interest. At December 31, 2013, the Company had a controlling interest in two joint ventures: a 51% interest in STC Mosaic and a 51% interest in Vis-Com STC. The Company has a controlling interest (60%) in EQGP, as described in Note 5 – Investment of Gas Assets. Noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. The noncontrolling interest’s share of income or loss derived from the performance of the subsidiary is allocated to noncontrolling interest in the consolidated statements of operations and relates solely to EQGP.

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

Fixed-Price.   Under fixed-price contracts, the Company’s clients are billed at defined milestones for an agreed amount negotiated in advance for a specified scope of work. The Company records a loss contingency in the period when the estimate of costs to complete the contract exceed the contract amount.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the years ended December 31, 2013 and 2012 excludes potentially dilutive securities. At December 31, 2013 and 2012, the Company excluded potentially dilutive securities of 31,701,177 and 29,552,810, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,815 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At December 31,
	2013	2012
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	3,137,724	1,858,237
Beacon Merger Notes – principal	-	1,187,136
Beacon Merger Notes – accrued interest	-	229,513
Series B Stock	8,571,429	-
Series B Stock – accrued dividends	58,709	-
Series A Stock	-	8,571,429
Stock options	4,306,400	4,061,900
Warrant to purchase common stock	2,007,320	25,000
Sandoval Shares	1,000,000	1,000,000
Total potentially dilutive securities	31,701,177	29,552,810

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

An allowance for doubtful accounts is recorded based upon a combination of historical experience, aging analysis and information on specific accounts. Accounts are written off after reasonable collection efforts are exhausted. The allowance for doubtful accounts was $84,025 and $916,556 at December 31, 2013 and 2012.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable, continued

Accounts receivable, net, is as follows:

	December 31,
	2013	2012
Trade – billed	$4,430,791	$5,208,739
Trade – unbilled	3,771,564	5,682,477
Other	-	19,747
Allowance for doubtful accounts	(84,025)	(916,556)
Accounts receivable, net	$8,118,330	$9,994,407

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of December 31, 2013 and 2012, one customer, who was a government customer, accounted for 44% and 52% respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Property and equipment acquired in connection with a business combination are recorded at fair value. Maintenance and repairs are charged to expense as incurred. Depreciation on property, plant and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 5 to 39 years for building and building improvements, (ii) 3 to 7 years on furniture and fixtures, and (iii) 3 to 5 years for other machinery and equipment. Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Long-Lived Assets

The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Goodwill and Indefinite-Lived Assets

The Company may record goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives are evaluated for potential impairment during the fourth quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, the Company utilizes both the “Income Approach”, which is based on estimates of future net cash flows, and the “Market Approach”, which observes transactional evidence involving similar businesses. There was no goodwill impairment for either of the years ended December 31, 2013 or 2012. As of December 31, 2013 and 2012, the Company consisted of a single reporting unit.

Investments in Joint Ventures

The Company uses the equity method of accounting for joint ventures when it has active involvement, but not control, in the joint venture. Pursuant to the equity method, the Company’s initial investment is carried at cost. Subsequently, the carrying amount of the investment is adjusted to reflect capital contributions or distributions, and the Company’s equity in earnings or losses since the commencement of the system’s operations. The Company’s share of equity earnings or losses in the joint venture is reported in the consolidated statements of net income as equity losses (earnings) in joint venture. The Company consolidates investments in joint ventures in which the Company has control and reports as noncontrolling, the interests of other investors.

During the years ended December 31, 2013 and 2012, the Company recorded revenues of $63,832, and $0, respectively, of earnings distributed from joint ventures in which the Company’s ownership interest was 49% or less (the “Noncontrolling Joint Ventures”). During the year ended December 31, 2013, the Company recorded a reserve of $316,649 to reduce the project –to-date profitability on the Noncontrolling Joint Ventures. As of December 31, 2013 and December 31, 2012, the Noncontrolling Joint Ventures were reflected in the consolidated financial statements as a liability of $269,713 and $0, respectively, which represents the distributions in excess of earnings due to the Noncontrolling Joint Ventures. As of December 31, 2013 and December 31, 2012, the Company also had a receivable from the Noncontrolling Joint Ventures of $957,589 and $0, respectively, which receivable includes the work that the Company performed for the Noncontrolling Joint Ventures.

In connection with the acquisition of Vertterre, the Company acquired a 51% controlling interest in two joint ventures (the “Vertterre Controlling Joint Ventures”). Of the two Vertterre Controlling Joint Ventures, the work for one has been completed, and for the second, the project activity at December 31, 2013 was immaterial (See Note 16 – Subsequent Events).

During the year ended December 31, 2013, no earnings were distributed from the Vertterre Controlling Joint Ventures and as of December 31, 2013, the net assets reflected within the consolidated financial statements were immaterial.

Deferred Costs

Costs related to bids and proposals are capitalized as deferred costs and are reflected in other assets on the accompanying consolidated balance sheets. For contracts awarded to the Company, the deferred bids and proposals costs are amortized over the life of the contract, typically seven years. Bid and proposal costs related to contracts that are not awarded to the Company are expensed in the current period. Amortization of deferred bids and proposals costs amount to $292,110 and $183,760 for the years ended December 31, 2013 and 2012, respectively, and are reflected in depreciation and amortization expense on the accompanying consolidated statements of operations.

Debt issuance costs are capitalized and are amortized over the term of the related loan using the straight line method. Amortization of debt issuance costs amounted to $238,298 and $157,468 for the years ended December 31, 2013 and 2012, respectively, and is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2013	$6,067	$-	$-	$6,067
December 31, 2012	$81,663	$-	$-	$81,663

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Year Ended December 31,
	2013	2012
Beginning balance	$81,663	$1,560,437
Aggregate fair value of conversion features upon issuance	617	43,312
Change in fair value of conversion features	(76,213)	(1,522,086)
Ending balance	$6,067	$81,663

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31,
	2013	2012
Stock price	$0.17	$0.18
Expected volatility	32.8%	41.8%
Risk-free interest rate	0.26%	0.31%
Dividend yield	0%	0%
Weighted average contractual term	1.3 years	1.1-2.0 years

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At December 31, 2013, the peer group consisted solely of companies operating in the environmental services sector.

As of December 31, 2013 and 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of December 31, 2013 and December 31, 2012 using the Black-Scholes option pricing model.

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

Convertible Instruments, continued

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption were classified as liability instruments and were measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

The Company accounts for equity instruments issued to employees in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. The Company recognizes compensation costs on a straight line basis over the requisite service period of the award, which is generally the vesting term of the equity instrument issued.

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

Leases, continued

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2013 and 2012.

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

NOTE 3 – ACQUISITION OF VERTTERRE

On December 27, 2012, the Company acquired all of the capital stock of Vertterre. Vertterre is based in Albuquerque, NM, with an additional location in Bloomfield, NM, and is a mechanical and electrical engineering services firm providing energy efficient solutions for both new and existing government and commercial facilities. The acquisition was made pursuant to a stock purchase agreement, dated as of December 27, 2012 (the “Vertterre Agreement”), by and between the Company and Vertterre’s sole shareholder and former President, Daniel Sandoval (“Sandoval”). The purchase price under the Vertterre Agreement was approximately $1.2 million, consisting of (i) $833,867 in cash paid by the Company to Mr. Sandoval at closing, offset by a payment of $98,407 due to the Company from Mr. Sandoval in connection with a post-closing working capital adjustment, which payment was received on April 2, 2013; (ii) 1.0 million shares of the Company’s common stock fair valued at $180,000 (the “Sandoval Shares”), and (iii) an unsecured subordinated promissory note of EQM in the principal amount of $250,000, accruing interest at 5% per annum and due and payable on December 27, 2015 (the “Sandoval Note”). Sandoval may receive the following additional consideration under the Vertterre Agreement (the “Earnouts”): (i) 50% of the net gain realized by the Company upon the sale of certain landfill gas assets of Vertterre (“Gas Assets”); and (ii) 50% of the net profits realized by the Company from the operation of the Gas Assets during the first 60 months following the first anniversary of commencement of production. The Company determined that as of December 31, 2013 and 2012 that the fair value of the Earnouts were de minimis. The Sandoval Shares, amounts due to Sandoval under the Sandoval Note and the Earnouts may be offset by any amounts owed by Sandoval to the Company under Sandoval’s indemnification obligations under the Vertterre Agreement. Further, Sandoval is not permitted to sell or trade the Sandoval Shares for a period of 18 months after their issuance and Sandoval has agreed that he will not compete with or solicit the employees, customers, or suppliers of the Company for a period of 36 months from the date of the transaction. In December 2013, the Company determined that it was owed approximately $262,671 in indemnification obligations under the Vertterre Agreement. On December 27, 2013, Mr. Sandoval and the company agreed to cancel all obligations of principal and interest under the Sandoval Note in consideration for the satisfaction of certain indemnification obligations due to the Company. Accordingly, the Company recorded a gain on extinguishment of debt of $262,671, which is included in other income, net, on the consolidated statements of operations.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION OF VERTTERRE, continued

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

The Company’s purchase of Vertterre resulted in the recording of goodwill of $542,736 at December 31, 2012. In connection with this acquisition and the related management team, the Company acquired access to new customers, greater geographic reach, and additional product and service lines, all of which have the potential to bring additional revenue and profits to the Company in the future.

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

The results of operations for Vertterre for the year ended December 31, 2013, are reflected in the Company’s results in the accompanying consolidated statements of operations.

Unaudited Pro Forma Combined Financial Information

The following presents the unaudited pro forma combined financial information, as if the acquisition of Vertterre had occurred as of January 1, 2012:

For the year ended December 31, 2012
Revenues	$80,504,528
Net loss	$(1,218,639)
Pro forma basic and diluted net loss per common share	$(0.03)
Pro forma weighted average common shares outstanding - basic and diluted	39,494,505

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION OF VERTTERRE, continued

Unaudited Pro Forma Combined Financial Information, continued

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

Consideration for the Biodiesel Transaction consisted of (i) $5,530,802 in cash, (ii) Biodiesel Buyer’s assumption of certain liabilities related to the purchased assets, and (iii) $1,245,542 due to the Company at December 31, 2013 related to the federal biodiesel blender’s tax credit in the year 2012 which was received on January 30, 2014. The Company used $1,974,542 of the proceeds from the Biodiesel Transaction to pay off all unpaid principal and accrued but unpaid interest of its subordinated notes that were secured by the assets sold in the Biodiesel Transaction, the Company paid approximately $903,419 to satisfy the outstanding obligations of the Biodiesel Production Facility, and the Company paid approximately $584,718 in fees and closing costs in connection with the transaction and used the remainder of the proceeds for general corporate purposes.

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

During the year ended December 31, 2013, the Company recorded a gain of $1,141,174 on the sale of the Biodiesel Production Facility, pursuant to the following:

Gross proceeds from sale (consisting of cash received and a receivable for the federal biodiesel blenders tax credit which was subsequently received on January 30, 2014)	$6,776,344
Less: Expenses of sale, net	(584,718)
Net consideration from sale	6,191,626
Less: Net book value of assets sold	(4,417,869)
Gain on the sale of the Biodiesel Production Facility	1,773,757
Less: Income taxes on sale	(632,583)
Gain, net of income taxes	$1,141,174

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT IN GAS ASSETS

On September 13, 2013, the Company formed EQGP, LLC (“EQGP”) for the purpose of creating a joint venture with third party investors to develop one of the projects identified within the Gas Assets acquired by the Company in connection with its acquisition of Vertterre (see Note 3) (the “Landfill Gas Facility”). On October 3, 2013, EQGP was capitalized with investments of $475,000 (representing a 63.3% ownership stake in EQGP) and $275,000 from EQ and certain third parties, respectively. On October 3, 2013, Vertterre sold its wholly-owned subsidiary that owned the Landfill Gas Facility, Grand Prairie Landfill Gas Production, LLC (“GPLGP”), to EQGP and third party investors for no consideration, for the purpose of facilitating the investment by EQGP and its third party partners in developing, constructing and operating a landfill gas to electricity facility in Grand Prairie, Texas. The Company will provide engineering services and equipment to GPLGP. On October 3, 2013, EQGP contributed $750,000 in cash to GPLGP.

As of December 31, 2013, GPLGP is in the process of engineering, planning and permitting for the Landfill Gas Facility, with estimated completion projected during the third quarter of 2014.

EQGP’s ownership stake in GPLGP consists of 13.07% of the Class A membership interests and 33.33% of the Class B membership interests. The overall membership interests consist 50% of Class A membership interests and 50% of Class B membership interests. EQGP contributed $750,000 to GPLGP for these ownership interests and others have contributed $2,120,000 to GPLGP for their interests. In addition, GPLGP will issue to a third party a note payable for $1,100,000 bearing interest at 10% per annum to provide construction financing for the Landfill Gas Facility.

Pursuant to the terms of the GPLGP operating agreement, cash flows generated by the Landfill Gas Facility will be distributed as provided below:

•	First, the loans will be repaid (first to interest, then to principal);

•	Next, the Class A Members will receive their accrued preferred return amount of 10% on the outstanding balance of Class A membership interest (as defined in the GPLGP operating agreement);

•	Next, the Class A Members will receive all of their original aggregate capital contributions; and

•	Next, to and among the members in accordance with their allocated percentages.

In its accounting for the investment in the Landfill Gas Facility, the Company has reflected EQGP on a consolidated basis since the Company has control over EQGP. The interests of the minority members were reflected within noncontrolling interests in the consolidated financial statements. The Company has applied the equity method of accounting for EQGP’s investment in GPLGP, since EQGP does not control GPLGP.

Accordingly, for the year ended December 31, 2013, the Company has recorded a loss on the investment in GPLGP of $139,973, which is included in other income, net, and a net loss attributable to noncontrolling interests of $51,370, reflected in the consolidated statements of operations.

The components of our investment in the joint venture are summarized below:

Investment in joint venture, December 31, 2012	$-
Investment in Landfill Gas Facility	750,000
Equity in net loss of Landfill Gas Facility for the year ended December 31, 2013	(139,973)
Investment in joint venture, December 31, 2013	$610,027

As of December 31, 2013, the investment in the Landfill Gas Facility was $610,027 and was reflected within other assets, and noncontrolling interests of $223,630 was reflected as noncontrolling interests, on the consolidated balance sheet.

The following table is a summary of key financial data for EQGP as of and for the year ended December 31, 2013:

Current assets	$-
Noncurrent assets	$610,027
Current liabilities	$-
Noncurrent liabilities	$-
Net revenue	$-
Net loss	$301,661

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DISCONTINUED OPERATIONS

On December 31, 2013, in connection with the execution of the Biodiesel Purchase Agreement, the assets, liabilities and operating results of the Biodiesel Production Facility were reclassified to discontinued operations.

Results of discontinued operations are as follows:

	For the years ended December 31,
	2013	2012
Revenues	$35,958	$6,482,764
Loss from operations	$(386,436)	$(1,691,223)
Income (loss), before tax	$755,351	$(1,624,089)
Income (loss), net of tax	$755,181	$(1,642,669)

Assets and liabilities included in discontinued operations are as follows:

	As of December 31,
	2013	2012
Assets
Cash and cash equivalents	$-	$139,575
Accounts receivable, net	-	213,641
Inventory	-	106,961
Prepaid expenses and other current assets	-	140,721
Property and equipment, net	-	4,244,486
Other assets	-	6,291
Total assets of discontinued operations held for sale	$-	$4,851,675

Liabilities
Accounts payable	$-	$660,390
Accrued expenses and other current liabilities	-	499,752
Total liabilities of discontinued operations held for sale	$-	$1,160,142

There were no assets and liabilities included in discontinued operations as of December 31, 2013.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	As of December 31,
	2013	2012
Buildings and improvements	$220,679	$220,679
Machinery and equipment – other	1,963,607	2,290,462
Furniture and fixtures	66,382	150,569
	2,250,668	2,661,710
Less – Accumulated depreciation and amortization	(1,674,823)	(1,888,615)
	$575,845	$773,095

Total depreciation and amortization expense of the Company’s property and equipment for the years ended December 31, 2013 and 2012 amounted to $317,896 and $332,075, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 are as follows:

	Cost	Accumulated amortization	Net
Customer Relationships	$5,775,647	$2,023,396	$3,752,251
Patents	13,043	2,971	10,072
Non-compete agreements	237,700	237,700	-
Trademark	159,900	-	159,900
Total intangible assets	$6,186,290	$2,264,067	$3,922,223

Intangible assets as of December 31, 2012 are as follows:

	Cost	Accumulated amortization	Net
Customer Relationships	$5,775,647	$1,642,046	$4,133,601
Patents	13,043	2,101	10,942
Non-compete agreements	237,700	50,700	187,000
Trademark	159,900	-	159,900
Total intangible assets	$6,186,290	$1,694,847	$4,491,443

The estimated future amortization expense for each of the next five years and thereafter is as follows:

For the year ended December 31,	Patents	Customer Relationships	Total
2014	$870	$343,571	$344,441
2015	870	343,571	344,441
2016	870	343,571	344,441
2017	870	343,571	344,441
2018	870	303,571	304,441
Thereafter	5,722	2,074,396	2,080,118
Total	$10,072	$3,752,251	$3,762,323

Amortization expense for intangible assets was $569,220 and $361,110 for the years ended December 31, 2013 and 2012, respectively. Customer relationships are amortized over between five and fifteen years, patents are amortized over fifteen years, and trademarks are determined to have an indefinite life. The weighted average remaining amortization period of customer relationships and patents are 10.9 years and 11.6 years, respectively, as of December 31, 2013.

NOTE 9 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.17% as of December 31, 2013). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and was due to expire on January 21, 2014.

On December 31, 2013, the Borrowers entered into a Second Amendment to Loan Agreement (the “Second Amendment”). The Second Amendment provides for the extension of the termination date under the Loan Agreement to April 15, 2015, a consent by the Bank to the Note Modifications (as defined below), and certain other matters.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOAN AGREEMENT, continued

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

As of December 31, 2013, the available borrowing base under the Loan Agreement totaled approximately $7,600,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of December 31, 2013, $6,159,530 was outstanding under the Loan Agreement.

As of and for the quarterly period ended December 31, 2013, the Borrowers were not in compliance with the fixed charge coverage ratio financial covenant under the Loan Agreement. The Loan Agreement was amended on April 9, 2014 pursuant to which the fixed charge coverage ratio as of March 31, 2014 was changed to 0.75 to 1. On March 28, 2014, the Borrowers received a written waiver from the Bank for the Company’s non-compliance with its fixed charge coverage ratio financial covenant.

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

Sandoval Note

On December 27, 2013, Sandoval and the Company agreed to cancel the Sandoval Note, including all obligations of payment of principal and interest thereunder, in consideration for the Company’s waiver of Sandoval’s indemnification obligations due to the Company in the aggregate principal approximate amount of $250,000 and related accrued interest of $12,671. The Company accounted for the cancelation as an extinguishment of debt and recorded a gain on extinguishment of $262,671, reflected in other income, net, in the consolidated statements of operations.

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

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of December 31, 2013 and December 31, 2012 was $1,255,320 and $743,295, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE PROMISSORY NOTES, continued

Private Placement Notes, continued

Upon issuance the Private Placement Notes bore interest at a rate of 10% per annum, were due and payable on the third anniversary of their issuance (except for the March 2012 Note, which was due and payable on December 31, 2014), and are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 3,137,724 shares, respectively, as of December 31, 2013, and 12,619,595 and 1,858,237 shares, respectively, as of December 31, 2012, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

At any time after the one-year anniversary after the issuance of a December 30 Note or the March 2012 Note, the Company may, at its discretion, convert any December 30 Note or the March 2012 Note into shares of its common stock in full satisfaction of such December 30 Note or the March 2012 Note if (i) the common stock is trading on a national securities exchange, (ii) the shares underlying the December 30 Note or March 2012 Note have been registered for resale with the SEC and the resale registration statement is effective, (iii) the average weekly trading volume of the common stock over the preceding three-months is equal to at least 1% of the total issued and outstanding shares of common stock, and (iv) the average closing price or last sale price per share of common stock has been at least two times the then-effective conversion price for any 60 consecutive trading days during the preceding six months.  Pursuant to the purchase agreements entered into in connection with the sale of the December 30 Notes and March 2012 Note, the Company agreed to certain covenants, including but not limited to a covenant that the Company will prepare and file with the SEC a registration statement on Form S-3 or such other available form covering the resale of the shares of its common stock issuable upon the conversion of the December 30 Notes and March 2012 Note and shall cause such registration statement to become effective on or before June 30, 2014.  Additionally, in connection with the sale of the December 30 Notes and March 2012 Note, the Company and the holders of the December 30 Notes and March 2012 Note entered into a registration rights agreement, dated as of December 30, 2011 and amended on March 30, 2012, providing for certain demand and piggyback registration rights with respect to the shares of common stock underlying the December 30 Notes and March 2012 Note.

On December 31, 2013, the Company modified all of its Private Placement Notes in aggregate principal amount of $5,047,838, principally in order to (i) extend their maturity dates to April 30, 2015 and (ii) increase the interest rate on their unpaid principal balance to 15% per annum effective upon each of their respective original maturity dates (the “Note Modifications”). The other principle terms of the Private Placement Notes remained the same. The Note Modifications were accounted for as a modification of debt.

In consideration for the Note Modifications, the Company issued an aggregate of 1,932,321 warrants to the holders of the Private Placement Notes. The grant date fair value of the warrants issued of $145,175 was capitalized as debt issuance costs and will be amortized over the remaining term of the Private Placement Notes.

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. For the years ended December 31, 2013 and 2012, the Company recorded an additional derivative liability of $617 and $27,395, respectively for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. For the years ended December 31, 2013 and 2012, $444,296 and $398,525 of the note and accrued interest discount was amortized and charged to interest expense.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes, continued

As of December 31, 2013 and December 31, 2012, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $6,067 and $54,920, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of December 31, 2013			As of December 31, 2012
	Principal	Discount	Balance, Net of Discount	Principal	Discount	Balance, Net of Discount
Beacon Merger Notes	$-	$-	$-	$1,650,000	$-	$1,650,000
March 15 Notes	2,500,000	49,500	2,450,500	2,500,000	279,682	2,220,318
May 13 Notes	500,000	17,611	482,389	500,000	62,825	437,175
December 30 Notes	1,858,879	140,411	1,718,468	1,858,879	270,555	1,588,324
March 2012 Note	188,959	5,938	183,021	188,959	11,689	177,270
Total convertible promissory notes, net	$5,047,838	$213,460	$4,834,378	$6,697,838	$624,751	$6,073,087

Future minimum principal payments of these convertible promissory notes are as follows:

For the Twelve Months Ended December 31,	Amount
2014	$-
2015	5,047,838
Total, gross	$5,047,838
Less: discount	(213,460)
Total, net	$4,834,378

On January 10, 2013, in connection with the completion of the Biodiesel Transaction, the Company paid off the Beacon Merger Notes in full.

As of December 31, 2013, the Company was in compliance with the terms of the Private Placement Notes.

NOTE 12 – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule of future minimum payments required under capital leases that have initial or remaining noncancelable lease terms in excess of one year:

As of December 31, 2013	Amount
2014	$20,562
2015	11,009
Total minimum capital lease payments	31,571
Less portion representing interest	(1,601)
Total	$29,970
Less current portion	(19,223)
Long-term portion	$10,747

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

Stephen R. Sabatini v. Environmental Quality Management, Inc.

On July 25, 2012, Stephen R. Sabatini filed a charge of age discrimination with the Equal Employment Opportunity Commission (“EEOC”) against the Company. On March 18, 2013, the EEOC determined that there is probable cause to believe that age discrimination occurred. The parties were unable to reach an agreement, and Mr. Sabatini received a Notice of Suit Rights from the EEOC on June 14, 2013. Mr. Sabatini filed a lawsuit on September 9, 2013 captioned Stephen R. Sabatini v. Environmental Quality Management, Inc., Case No. 1:13CV630, in the United States District Court for the Southern District of Ohio. On March 18, 2014, the Company fully settled this matter with a payment to Mr. Sabatini of $85,000. On March 21, 2014, the Company received $85,000 from an insurance company as a full reimbursement of the settlement amount.

Energy Solutions Claim

During the fourth quarter of 2013, the Company was notified that Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by EQM and Sullivan for subcontract services, is seeking a total of $2,567,472 from the Company and Sullivan, of which the Company’s portion is $1,258,061. The Company believes that the services allegedly performed by Energy Solutions were unapproved and not part of the Company’s original agreement, and the Company is in negotiations with Energy Solutions to settle its claim.

The Company has accrued $622,648 related to the Energy Solutions claim. Beyond what has already been accrued, we cannot reasonably estimate the amount that will ultimately be paid under this claim.  As a result, an unfavorable outcome may have a material impact on the Company’s operations.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, pursuant to a notice received on November 8, 2013, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. The Company believes that this claim is without merit and that it is more likely than not that the Company will not have to pay any amount in connection with this claim.

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. We submitted our findings to the Office of the Department of Defense Inspector General and were admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company was accepted into the Voluntary Disclosure Program and answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that it disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. Beyond what has already been accrued, we cannot reasonably estimate the amount that will ultimately be paid under this claim. As a result, an unfavorable outcome may have a material impact on the Company’s operations.

The Company began making payments on the disclosed $440,409 in overbillings on an installment basis, with $185,485 paid in December 2013, $218,992 to be paid in 2014 and $35,932 to be paid in 2015. The Company has filed a challenge with the Air Force through their attorney on the remaining $3.25 million claim and is awaiting a response from the Air Force. As of December 31, 2013, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $254,924 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payment of $185,485 made in December 2013.

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

Tacoma Project Claim for Equitable Adjustment

Q2 Remediation Services, JV (“Q2”), a joint venture between EQ and Quaternary Resource Investigations, LLC (“QRI”), was awarded a contract from the U.S. Army Corp of Engineers on August 30, 2010 to remediate lead and arsenic contaminated soil from residential properties in the Tacoma, Washington area.  Work began on this project in September 2010, and the field work was substantially completed by August 2011.  As a result of delays in both the award of the contract and Q2’s receipt of notice from the customer to proceed with work under the contract, and further delays in the release by the customer of properties to Q2 for remediation and restoration, Q2 incurred costs that exceeded the value of the contract.  On March 27, 2012, Q2 filed a request with the U.S. Army Corp of Engineers for an equitable adjustment to recover unbilled costs in connection with its work under the contract (the “ACE Claim”).  During August of 2012, the Company was informed that the ACE Claim was initially denied by the U.S. Army Corp of Engineers. As of December 31, 2012, the Company’s receivable from such joint venture was fully reserved for. During February 2013, Q2 settled its ACE Claim with the U.S. Army Corp of Engineers and on April 17, 2013 the Company received $110,000, representing its portion of the settlement amount and which was recorded as revenue in the Company’s statement of operations.

Employment Agreements

Effective January 1, 2012, each of Mr. Galvin, the Company’s Chief Financial Officer, and Mr. Greber, the Company’s Senior Vice President of EPA federal programs and business development, entered into an employment agreement with EQ. Each of their respective employment agreements expires on December 31, 2014, and is automatically renewed for an additional term of one year on each succeeding January 1, unless terminated earlier in accordance with its terms, or a notice of non-renewal has been provided. Mr. Wendle, the Company’s former President and Chief Operating Officer, also entered into an employment agreement with EQ, which agreement was terminated effective upon Mr. Wendle’s resignation from his positions with the Company and its subsidiaries effective March 18, 2014.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

The employment agreements provide for the following annual base salaries: Mr. Galvin $225,000; and Mr. Greber $180,000, each subject to upward adjustment from time to time at the discretion of the Compensation Committee. These base salaries were decreased by 30% on September 23, 2013. In addition, each executive is eligible to receive an annual bonus, determined in accordance with annual bonus programs established by the Board, and is also entitled to participate in the Company’s stock option plan and the Company’s employee benefit plans, programs and arrangements, at a level commensurate with the executive's position. If the Company terminates any of the executives without Cause (as defined the employment agreements), (i) the executive will receive (a) his base salary and benefits through the date of termination and for a period of twelve months following his termination, (b) any unpaid annual bonus awarded for the last completed fiscal year, (c) the pro rata portion of any unpaid annual bonus earned for any fiscal quarter during the current fiscal year completed prior to the date of termination, and (d) the unpaid portion of his Transition Incentive Fee (as defined below), and (ii) all of the executive’s stock options that otherwise would be eligible to vest within the six months following his termination will be accelerated and vest as of the termination date.

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

For the Years Ended December 31	Amount
2014	$1,307,149
2015	1,066,192
2016	461,938
2017	407,591
Total minimum lease payments	$3,242,870

Rent expense was $1,663,063 and $1,437,811 for the years ended December 2013 and 2012, respectively. Rent expense is recorded on a straight-line basis for lease agreements containing escalation clauses.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

As of December 31, 2013 and 2012, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Reserves and allowances	$339,483	$709,201
Accrued vacation	78,470	84,581
Contribution carryover	6,165	5,603
Net operating loss carryovers	508,323	1,177,438
Total current deferred tax assets	932,441	1,976,823

Non-current deferred tax assets (liabilities):
Excess of tax over book depreciation	(67,674)	(606,549)
Goodwill	(61,226)	(49,882)
Other intangible assets	(1,179,890)	(1,310,671)
Deferred rent	41,938	46,372
Net operating loss carryovers	1,872,190	1,354,427
Derivative liability	2,063	18,673
Convertible debt	(76,647)	(227,708)
Stock based compensation	179,045	125,735
Total non-current deferred tax asset (liability)	709,799	(649,603)

Valuation allowance	(1,642,240)	(596,654)
Net deferred tax assets	$-	$730,556

During the year ended December 31, 2012, the Company realized a federal tax refund of $291,969 upon filing a claim to carry-back $916,697 in net operating loss carryovers back to the years 2010 and 2009.

The Company has computed its deferred tax assets and liabilities by using the applicable tax rates expected to be in effect at the time such taxes shall be due. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this assessment, management has determined that a valuation allowance of $642,240 and $596,654 was required at December 31, 2013 and 2012.

The income tax provision as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Federal
Current	$-	$-
Deferred	105,780	68,909
State and local
Current	28,919	38,515
Deferred	16,644	146,714
Total income tax provision	$151,343	$254,138

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES, continued

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31,
	2013	2012
U.S. federal statutory rate	(34.0)%	34.0%
State income tax, net of federal benefit	(2.4)	2.5
Deferred tax true-up – net operating losses and other assets and liabilities	3.2	36.5
State taxes based on measures other than income	(0.2)	8.4
Increase in valuation allowance	37.4	0.7
Change in fair value of derivative liabilities related to preferred stock	(0.4)	(41.4)
Other permanent differences	2.4	7.4
Income tax provision	6.0%	48.1%

For the years ended December 31, 2013 and December 31, 2012, the Company had approximately $6,814,152 and $7,237,473 federal net operating loss carryovers (“NOLs”), respectively. As of December 31, 2013 and December 31, 2012, the Company had approximately $774,303 and $1,206,571 of state NOLs, respectively. The federal NOLs expire in years 2026 through 2032. The state NOLs expire in years 2015 through 2032. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 (“Section 382”) should there be a greater than 50% ownership change as determined under the regulations. The Company has conducted a preliminary Section 382 analysis and has determined that there was a change of ownership on February 7, 2011 (the date of the Beacon Merger) and that Beacon’s premerger NOLs are subject to an annual limitation of $54,758.

The Company files tax returns in United States federal and various state jurisdictions and the Company’s tax returns are subject to examination by tax authorities for years beginning with December 31, 2010.

NOTE 15 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

Authorized Stock and Common Stock

As of December 31, 2013, the Company had authorized 105,000,000 shares of capital stock, par value $0.001 per share, of which 100,000,000 are shares of common stock and 5,000,000 are shares of preferred stock.

Preferred Stock

The Company is authorized to issue shares of preferred stock with such designations, rights and preferences as may be determined from time to time by its board of directors (the “Board”). Accordingly, the Board is authorized, without stockholder approval, to issue preferred stock with dividend, liquidation conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The Company is authorized to issue a total of 5,000,000 shares of preferred stock of which 952,381 preferred shares have been designated as the Company’s Series B Stock and 4,047,619 preferred shares remain undesignated and authorized for issuance.

Convertible Preferred Stock

The Company had designated 952,381 shares of Series A Stock, par value $0.001 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on February 4, 2011 (the “Series A Certificate of Designation”). As of December 31, 2012, 952,381 shares of Series A Stock were issued and outstanding, all of which were held by Argentum Capital Partners II, L.P.

On November 12, 2013, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with ACP II pursuant to which ACP II purchased 952,381 shares of Series B Stock (as defined below) from the Company in exchange for all 952,381 shares of its Series A Stock. The 952,381 shares of Series B Stock purchased by ACP II and the 952,381 shares of Series A Stock exchanged by ACP II therefore represent all of the authorized shares of Series A Stock and Series B Stock, respectively. The Company’s entry into the Purchase Agreement was approved by the Special Committee as well as the Company’s full Board of Directors.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK, continued

Convertible Preferred Stock, continued

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

Ranking

The Series B Stock ranks senior to the Company’s common stock and to all series of any other class of the Company’s equity securities (collectively, the “Junior Stock”). The Series B Stock is subordinate and ranks junior to all indebtedness of the Company. In the event of the occurrence, whether voluntary or involuntary, of any liquidation, dissolution or winding up of the affairs of the Company (a “Liquidity Event”), the holders of Series B Stock will be entitled to receive, out of assets of the Company available for distribution to its stockholders, the stated value per share of Series B Stock plus all accrued but unpaid Preferred Dividends before any payment may be made or any assets distributed to the holders of junior classes of the Company’s equity securities.

Optional Conversion

Holders of Series B Stock may at any time convert their shares of Series B Stock into such number of shares of the Company’s common stock equal to the quotient of (i) the aggregate stated value (initially $3.15) of the shares of Series B Stock being converted (the “Stated Value”), divided by (ii) the conversion price (initially $0.35) then in effect (the “Series B Conversion Price”) as of the date of the delivery by such holder of its notice of election to convert, without any further payment thereafter.

The Series B Conversion Price is subject to adjustment in certain circumstances, including but not limited to (i) stock splits and combinations of the Company’s common stock, and (ii) the issuance of shares of the Company’s common stock or its equivalents at a per share price, or effective per share price, less than the Series B Conversion Price, subject to certain limited exceptions. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events.

Dividends

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

As of December 31, 2013, we had accrued dividends on the Series B Stock in the amount of $20,548.

Voting Rights

The holder of each share of Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series B Preferred Stock could be converted. The shareholder shall have voting rights and powers equal to the voting rights and powers of the Common Stock and shall be entitled to notice of any stockholders’ meeting.

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

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $156,792 and $131,179 for the year ended December 31, 2013 and 2012, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2013, the unamortized value of options was $45,880. As of December 31, 2013, the unamortized portion will be expensed over a period of 0.4 years.

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of employee stock options granted were estimated using the following weighted-average assumptions:

	May 11, 2012 Option Grants	April 15, 2013 Option Grants	June 1, 2013 Option Grant	July 1, 2013 Option Grant
Stock Price	$0.17	$0.17	$0.17	$0.17
Dividend Yield	0%	0%	0%	0%
Expected Volatility	70.7%	40.9%	40.9%	40.9%
Risk-free interest rate	1.25%	0.85%	1.05%	1.39%
Expected Life	5.75 years	5.75 years	5.0 years	5.75 years

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK BASED COMPENSATION, continued

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2012	3,905,000	$0.30	$0.14	9.3 years	$-
Granted	203,900	$0.40	0.08	-	-
Exercised	-	-	-	-	-
Forfeited	(47,000)	$0.30	-	-	-

Options outstanding at December 31, 2012	4,061,900	$0.31	$0.14	8.3 years	$-
Granted	400,000	$0.34	-	-	-
Exercised	-	-	-	-	-
Forfeited	(155,500)	$0.32	-	-	-
Options outstanding at December 31, 2013	4,306,400	$0.31	$0.13	7.5 years	$-

Exercisable at January 1, 2012	976,250	$0.30	$0.14	9.3 years	$-
Vested	1,018,475	-	-	-	-
Forfeited	(14,750)		-	-	-
Exercisable at December 31, 2012	1,979,975	$0.31	$0.14	8.3 years	$-
Vested	1,228,100	$0.32	-	-	-
Forfeited	(78,875)	$0.31	-	-	-
Exercisable at December 31, 2013	3,129,200	$0.31	$0.13	7.5 years	$-

Warrants to Purchase Common Stock

On April 15, 2013, the Company granted a warrant for the purchase of 50,000 shares of its common stock at an exercise price of $0.30 per share to a consultant who provides financial services to the Company. The warrant has a 10 year term and was fully vested on the date of grant. The warrant had a grant date fair value of $3,046 utilizing the Black-Scholes option pricing model, pursuant to the inputs and assumptions as provided below. The grant date fair value was fully charged to general and administrative expense during the year ended December 31, 2013.

On December 31, 2013, the Company granted warrants for the purchase of 1,932,321 shares of its common stock at an exercise price of $0.25 per share to the holders of the Private Placement Notes (as described in Note 12 - Private Placement Notes). The warrants have a 10 year term and are fully vested on the date of grant. The warrant had a grant date fair value of $145,175, pursuant to the inputs and assumptions, below. The grant date fair value will be capitalized and amortized as debt issuance costs.

	April 15, 2013 Warrant	December 31, 2013 Warrants
Dividend Yield	0%	0%
Expected Volatility	40.9%	42.2%
Risk-free interest rate	0.85%	1.75%
Expected Life	10.0 years	10.0 years

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK BASED COMPENSATION, continued

The following table is a summary of activity for the warrants issued by the Company:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Warrants outstanding at January 1, 2012	201,817	$0.05	6.9 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at December 31, 2012	201,817	$0.05	6.9 years
Granted	1,982,321	0.25	10.0 years
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding at December 31, 2013	2,184,138	$0.23	9.6 years

NOTE 17 – MAJOR CUSTOMERS

The Company’s two largest customers, representing work performed under government contracts, accounted for approximately 59%, and 11% of consolidated revenues, respectively, during the year ended December 31, 2013, and accounted for 68% and 11% of consolidated revenues, respectively, during the year ended December 31, 2012.

NOTE 18 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of December 31, 2013, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock and 952,381 shares of Series B Stock (convertible into 8,571,429 shares of the Company’s common stock). On November 12, 2013, the Company entered into the Purchase Agreement with ACP II, pursuant to which ACP II purchased 952,381 shares of Series B Stock from the Company in exchange for all 952,381 shares of its Series A Stock. See Note 15 – Convertible Preferred Stock.

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

NOTE 18 - RELATED PARTIES, continued

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), ACP II, ACP, Mr. Barandiaran and Mr. Raynor were issued warrants to purchase 326,889, 187,867, 71,049, and 62,800 shares of the Company’s common stock each at an exercise price of $0.25 per share, respectively.

Carlos Agüero and Metalico, Inc.

Mr. Agüero served as a director of the Company from February 7, 2011 until his resignation on June 7, 2012. Mr. Agüero serves as the Chairman, President and Chief Executive Officer of Metalico, Inc. (“Metalico”). Additionally, Mr. Agüero served as the Chairman of the Board of Beacon from September 2006 to February 2011, and as the President of Beacon from February 2009 to February 2011. As of December 31, 2013, Mr. Agüero and Metalico, collectively, owned 2,888,829 shares of the Company’s common stock.

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Mr. Agüero were issued warrants to purchase 23,467 shares of the Company’s common stock at an exercise price of $0.25 per share.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTIES, continued

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of December 31, 2013, Mr. Greber owned 3,058,314 shares of the Company’s common stock.

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Mr. Greber were issued warrants to purchase 296,044 shares of the Company’s common stock at an exercise price of $0.25 per share.

Jon Colin, James Wendle, Robert Galvin, and Kurien Jacob

Jon Colin serves as the Company’s interim Chief Executive Officer and as a director of the Company. James E. Wendle serves as the Company’s President and Chief Operating Officer, Robert R. Galvin serves as the Company’s Chief Financial Officer, and Kurien Jacob serves as a director of the Company. As of December 31, 2013, Messrs. Colin, Wendle, Galvin and Jacob, collectively, owned 1,203,548 shares of the Company’s common stock.

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 11 – Convertible Promissory Notes), Messrs. Colin, Wendle, Galvin and Jacob were issued warrants to purchase 46,933, 60,616, 27,400, and 27,400 shares of the Company’s common stock each at an exercise price of $0.25 per share, respectively.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTIES, continued

Related Party Holdings

As of December 31, 2013, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$85,167	$-	$-	$1,015,556	$206,496	$-	$-
Argentum Capital Partners, L.P.	$300,000	$85,167	$50,000	$13,375	$-	$-	$-	$-
Walter Barandiaran	$100,000	$28,389	$-	$-	$101,556	$20,650	$-	$-
Daniel Raynor	$100,000	$28,389	$-	$-	$50,000	$10,167	$-	$-
Carlos Agüero	$-	$-	$50,000	$13,375	$-	$-		$-
Jack Greber	$375,000	$106,458	$-	$-	$376,944	$76,645	$188,959	$33,645
James Wendle	$50,000	$14,194	$50,000	$13,375	$60,933	$12,390	$-	$-
Robert Galvin	$50,000	$14,194	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$26,750	$-	$-	$-	$-
Kurien Jacob	$50,000	$14,194	$-	$-	$-	$-	$-	$-

As of December 31, 2012, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$54,750	$-	$-	$1,015,556	$103,530	$-	$-
Argentum Capital Partners, L.P.	$300,000	$54,750	$50,000	$8,306	$-	$-	$-	$-
Walter Barandiaran	$100,000	$18,250	$-	$-	$101,556	$10,353	$-	$-
Daniel Raynor	$100,000	$18,250	$-	$-	$50,000	$5,097	$-	$-
Carlos Agüero	$-	$-	$50,000	$8,306	$-	$-	$-	$-
Jack Greber	$375,000	$68,438	$-	$-	$376,944	$38,427	$188,959	$14,487
James Wendle	$50,000	$9,125	$50,000	$8,306	$60,933	$6,212	$-	$-
Robert Galvin	$50,000	$9,125	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$16,611	$-	$-	$-	$-
Kurien Jacob	$50,000	$9,125	$-	$-	$-	$-	$-	$-

NOTE 19 - RETIREMENT PLANS

The Company sponsors a retirement plan that provides benefits for substantially all employees through salary reduction plans under Internal Revenue Code Section 401(k). The Company’s contributions to the plan are made in accordance with specified formulas. Benefit payments are based on amounts accumulated from such contributions. During the years ended December 31, 2013 and 2012, the Company’s contribution to the plan was $199,182 and $178,809, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Memorandum of Understanding with Sullivan International Group, Inc.

On January 21, 2014 the Company entered into a memorandum of understanding (the “MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger.

Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors.

The MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that the Company will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company.  In the merger, Sullivan’s stockholders would receive approximately $2 million in cash and 16 million shares of the Company’s common stock, which amounts may be adjusted based on the parties’ due diligence review and debt levels following the merger.  Upon completion of the merger, Sullivan’s CEO Steve Sullivan would become President and a director of the Company.

The obligations of the parties to complete the merger under the terms of the merger agreement would be subject to various conditions, including but not limited to a condition that the Company raise at least $10 million in net proceeds in a private investment in a public entity (“ PIPE”) or public offering of its common stock, that the Company, with Sullivan, receive all required approvals in connection with the merger and the financing and the drafting and execution of definitive transaction documents.  The parties plan to work together to complete the financing on or before June 30, 2014.  There can be no assurance that the parties will enter into a merger agreement or will be able to complete the financing or the merger.

The MOU contains a binding exclusivity provision in which Sullivan has agreed that for 180 days it will not enter into another agreement with a third party with respect to the acquisition or sale of Sullivan or a material part of its assets, or engage in any related discussions with a third party.  This exclusivity provision will be extended automatically for an additional 180 days if the Company enters into a letter of intent or similar agreement with an underwriter or placement agent with respect to the financing. On March 26, 2013, the Company entered into an engagement letter with Roth Capital Partners, LLC to explore financing opportunities, with Monarch Capital Group, LLC acting as a co-manager. As a result, the exclusivity provision of the MOU has been extended according to its terms.

Notwithstanding the above, the MOU does not preclude the Company from continuing to pursue or close other potential acquisition candidates.

