Form 10-Q
period 2014-03-31
EQM Technologies & Energy, Inc.
filed 2014-05-12
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 12, 2014, the registrant had 41,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$917,155	$2,374,361
Accounts receivable, net	5,052,642	8,118,330
Cost and estimated earnings in excess of billings on uncompleted contracts, net	5,052,636	5,426,552
Prepaid expenses and other current assets	386,106	1,792,934

Total current assets	11,408,539	17,712,177

Property and equipment, net	514,492	575,845
Intangible assets, net	3,836,113	3,922,223
Goodwill	2,762,083	2,762,083
Other assets	1,160,670	1,237,160

Total assets	$19,681,897	$26,209,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$6,721,546	$9,117,580
Accrued expenses and other current liabilities	2,775,320	2,414,523
Billings in excess of costs and estimated earnings on uncompleted contracts	51,980	17,693
Loan agreement	2,713,797	6,159,530
Current portion of capitalized lease obligations	18,856	19,223
Derivative liabilities	2,071	6,067

Total current liabilities	12,283,570	17,734,616

Long-term liabilities:
Convertible promissory notes, net	4,930,871	4,834,378
Capitalized lease obligations, less current portion	6,179	10,747
Deferred rent	105,998	115,112
Other non-current liabilities	1,385,137	1,242,837

Total long-term liabilities	6,428,185	6,203,074

Total liabilities	18,711,755	23,937,690

Commitments and contingencies (Note 7)

Equity:
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized: 952,381 shares designated, issued and outstanding at March 31, 2014 and December 31, 2013 at stated value; liquidation preference of $3,000,000	3,000,000	3,000,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,473,570 shares issued and outstanding at March 31, 2014 and December 31, 2013	41,474	41,474
Additional paid-in capital	7,819,615	7,784,582
Accumulated deficit	(10,110,029)	(8,777,888)
Total EQM Technologies & Energy, Inc. and Subsidiaries stockholders' equity	751,060	2,048,168
Noncontrolling interest	219,082	223,630
Total equity	970,142	2,271,798
Total liabilities and equity	$19,681,897	$26,209,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$9,020,564	$7,928,621

Cost of revenues	6,909,794	5,474,856
Gross profit	2,110,770	2,453,765

Operating expenses:
Selling, general and administrative expenses	2,852,678	3,195,946
Depreciation and amortization	274,981	342,790
Total operating expenses	3,127,659	3,538,736

Operating loss	(1,016,889)	(1,084,971)

Other (expense) income:
Change in fair value of derivative liabilities	3,996	47,882
Interest expense	(282,582)	(306,042)
Other income, net	(919)	300
Other (expense) income, net	(279,505)	(257,860)

Loss from continuing operations before income taxes	(1,296,394)	(1,342,831)

Income tax expense (benefit) from continuing operations	3,309	(38,875)

Loss from continuing operations	(1,299,703)	(1,303,956)
Discontinued operations:
Loss from discontinued operations, net of tax	-	(385,994)
Gain on disposal of Biodiesel Production Facility, net of tax of $165,299 for the three months ended March 31, 2013	-	320,875
Loss from discontinued operations, net of tax	-	(65,119)

Net loss	$(1,299,703)	$(1,369,075)

Net loss attributable to noncontrolling interests	(4,548)	-

Net loss attributable to common stockholders	$(1,295,155)	$(1,369,075)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations, net of tax	-	-

Net loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	40,650,387	40,650,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

For the Three Months Ended March 31, 2014

(Unaudited)

	EQM Technologies & Energy, Inc. and Subsidiaries Stockholder's Equity
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2014	952,381	$3,000,000	41,473,570	$41,474	$7,784,582	$(8,777,888)	$223,630	$2,271,798

Stock based compensation - amortization of employee options	-	-	-	-	35,033	-	-	35,033
Dividends accrued on Series B Convertible Preferred Stock	-	-	-	-	-	(36,986)	-	(36,986)
Net loss	-	-	-	-	-	(1,295,155)	(4,548)	(1,299,703)

Balance, March 31, 2014	952,381	$3,000,000	41,473,570	$41,474	$7,819,615	$(10,110,029)	$219,082	$970,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,299,703)	$(1,369,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	274,981	344,108
Gain on disposal of Biodiesel Production Facility	-	(320,875)
(Gain) loss on disposal of property and equipment	(801)	-
Amortization of debt discount	103,916	105,812
Stock based compensation	35,033	47,366
Provision for doubtful accounts	(26,725)	(41,841)
Changes in fair market value of derivative liabilities	(3,996)	(47,882)
Changes in assets and liabilities:
Accounts receivable	3,092,413	5,834,177
Costs and estimated earnings in excess of billings on uncompleted contracts	373,916	2,287,396
Inventory	-	106,961
Prepaid expenses and other current assets	161,286	6,470
Other assets	14,131	(408,794)
Deferred income taxes	-	(43,302)
Accounts payable, accrued expenses and other current liabilities	(2,072,223)	(6,509,322)
Billings in excess of costs and estimated earnings on uncompleted contracts	34,287	(93,212)
Other long-term liabilities	125,763	(10,064)
Total adjustments	2,111,981	1,256,998

Net cash provided by (used in) operating activities	812,278	(112,077)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	801	-
Purchases of property and equipment	(4,535)	(6,564)
Proceeds from sale of Biodiesel Production Facility	1,245,542	4,904,043

Net cash provided by investing activities	1,241,808	4,897,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Financing Activities
Net repayments under loan agreement	(3,445,733)	(2,353,650)
Repayment of Beacon Merger Notes	-	(1,650,000)
Payment of capital lease obligations	(4,935)	(10,019)
Payment of debt financing costs	(60,624)	-

Net cash used in financing activities	(3,511,292)	(4,013,669)

Net (decrease) increase in cash and cash equivalents	(1,457,206)	771,733

Cash and cash equivalents, beginning of period	2,374,361	181,794

Cash and cash equivalents, end of period	$917,155	$953,527

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$60,587	$371,262

Income taxes	$5,150	$5,231

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

Following the Beacon Merger, Beacon changed its name to “EQM Technologies & Energy, Inc.”, which together with its subsidiaries is referred to herein as the “Company” or “EQM”. As a result of the Beacon Merger, EQ’s former stockholders acquired a majority of EQM’s common stock and EQ’s officers and directors became the officers and directors of EQM. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon by EQ, whereby EQ was deemed to be the accounting acquirer. The historical condensed consolidated financial statements prior to February 7, 2011 are those of EQ. In connection with the Beacon Merger, EQ has restated its statements of stockholders’ equity and redeemed preferred stock on a recapitalization basis so that all equity accounts are now presented as if the recapitalization had occurred at the beginning of the earliest period presented.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company’s cash on hand was $917,155. The Company incurred a net loss attributable to common stockholders of $1,295,155 for the three months ended March 31, 2014. At March 31, 2014, the Company’s accumulated deficit was $10,110,029 and it had total equity of $970,142. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During three months ended March 31, 2014, cash flows provided by operating activities were $812,278, consisting primarily of a decrease in accounts receivable of $3,092,413, partially offset by a net loss of $1,299,703 and a decrease in accounts payable and accrued expenses of $2,072,223.

During three months ended March 31, 2014, cash flows provided by investing activities were $1,241,808, consisting primarily of $1,245,542 that the Company received in January 2014 as contingent consideration in connection with sale of its biodiesel production facility and related assets in January 2013 related to the reinstatement of the federal biodiesel blender’s tax credit with respect to the year 2012.

During three months ended March 31, 2014, cash flows used in financing activities were $3,511,292, consisting primarily of $3,445,733 of net repayments to the Company’s revolving credit facility and $60,624 paid for debt financing costs.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources, continued

As of March 31, 2014, the Company had a deficit in working capital of $875,031.

Management believes that the Company’s cash balances on hand ($917,155 at March 31, 2014), cash flows expected to be generated from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through March 2015. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

On January 21, 2014, the Company entered into a memorandum of understanding (the “Sullivan MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger. Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors. The Sullivan MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that the Company will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company. The Company and Sullivan are in the process of negotiating a merger agreement.

The Company currently has Private Placement Notes with an aggregate obligation of $5,047,838 outstanding as of March 31, 2014 (as discussed in Note 6). The Private Placement Notes were modified on December 31, 2013 to extend their maturities to April 30, 2015.

The Company also has a Loan Agreement with a balance of $2,713,797 outstanding as of March 31, 2014 (as discussed in Note 5), which expires on April 15, 2015. On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarters ending on March 31, 2014 and June 30, 2014, and (ii) set the fixed asset coverage ratio at 0.75 to 1 and 1.2 to 1, for the fiscal quarter ending March 31, 2014 and ending thereafter, respectively.

On March 26, 2013, the Company received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project (as discussed in Note 7). The Company’s management believes that it will be successful in defending its position with the Air Force. However, if the Company is not successful in defending its position, the outcome would have a material adverse effect on the Company’s business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014.

As a result of the December 31, 2012 entry into an agreement to sell its biodiesel production facility and related assets, the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three months ended March 31, 2014 and 2013 excludes potentially dilutive securities. At March 31, 2014 and 2013, the Company excluded potentially dilutive securities of 32,128,323 and 28,436,651, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,817 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At March 31,
	2014	2013
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	3,467,102	2,173,727
Series B Stock	8,571,429	-
Series B Stock – accrued dividends	165,477	-
Series A Stock	-	8,571,429
Stock options	4,297,400	4,046,900
Warrant to purchase common stock	2,007,320	25,000
Sandoval Shares	1,000,000	1,000,000
Total potentially dilutive securities	32,128,323	28,436,651

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of March 31, 2014 and December 31, 2013, one customer, who was a government customer, accounted for 29% and 44%, respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2014	$2,071	$-	$-	$2.071
December 31, 2013	$6,067	$-	$-	$6,067

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended March 31, 2014
Beginning balance	$6,067
Aggregate fair value of conversion features upon issuance	-
Change in fair value of conversion features	(3,996)
Ending balance	$2,071

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

March 31, 2014
Stock price	$0.17
Expected volatility	32.0%
Risk-free interest rate	0.29%
Dividend yield	0%
Weighted average contractual term	1.1 years

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At March 31, 2014, the peer group consisted solely of companies operating in the environmental services sector.

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of March 31, 2014 and December 31, 2013 using the Black-Scholes option pricing model.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2014 and December 31, 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2014 and 2013.

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – INVESTMENT IN GAS ASSETS

On September 13, 2013, the Company formed EQGP, LLC (“EQGP”) for the purpose of creating a joint venture with third party investors to develop certain landfill gas assets acquired by the Company in connection with its acquisition of all of the capital stock of Vertterre Corp., a mechanical and electrical engineering services firm (“Vertterre”), on December 27, 2012 (the “Landfill Gas Facility”). On October 3, 2013, EQGP was capitalized with investments of $475,000 (representing a 63.3% ownership stake in EQGP) and $275,000 from EQ and certain third parties, respectively. On October 3, 2013, Vertterre sold its wholly-owned subsidiary that owned the Landfill Gas Facility, Grand Prairie Landfill Gas Production, LLC (“GPLGP”), to EQGP and third party investors for no consideration, for the purpose of facilitating the investment by EQGP and its third party partners in developing, constructing and operating a landfill gas to electricity facility in Grand Prairie, Texas. The Company will provide engineering services and equipment to GPLGP. On October 3, 2013, EQGP contributed $750,000 in cash to GPLGP.

As of March 31, 2014, GPLGP is in the process of engineering, planning and permitting for the Landfill Gas Facility, with estimated completion projected during the third quarter of 2014.

EQGP’s ownership stake in GPLGP consists of 13.07% of the Class A membership interests and 33.33% of the Class B membership interests. The overall membership interests consist 50% of Class A membership interests and 50% of Class B membership interests. (The Company’s total effective ownership interest in GPLGP is 29.37%). EQGP contributed $750,000 to GPLGP for these ownership interests and others have contributed $2,120,000 to GPLGP for their interests. In addition, GPLGP will issue to a third party a note payable for $1,100,000 bearing interest at 10% per annum to provide construction financing for the Landfill Gas Facility.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 3 – INVESTMENT IN GAS ASSETS, continued

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

In its accounting for the investment in the Landfill Gas Facility, the Company has reflected EQGP on a consolidated basis since the Company has control over EQGP. The interests of the minority members were reflected within noncontrolling interests in the condensed consolidated financial statements. The Company has applied the equity method of accounting for EQGP’s investment in GPLGP, since EQGP does not control GPLGP.

Accordingly, for the three months ended March 31, 2014 and 2013, the Company has recorded a loss on the investment in GPLGP of $12,405 and $0, respectively, which is included in other income, net, and a net loss attributable to noncontrolling interests of $4,548 and $0, respectively, reflected in the consolidated statements of operations.

The components of our investment in the joint venture are summarized below:

Investment in joint venture, January 1, 2014	$610,027
Investment in Landfill Gas Facility	-
Equity in net loss of Landfill Gas Facility for the three months ended March 31, 2014	(12,405)
Investment in joint venture, March 31, 2014	$597,622

As of March 31, 2014, the investment in the Landfill Gas Facility was $597,622 and was reflected within other assets, and noncontrolling interests of $219,082 was reflected as noncontrolling interests, on the consolidated balance sheet.

The following table is a summary of key financial data for EQGP as of and for the three months ended March 31, 2014:

Current assets	$-
Noncurrent assets	$597,622
Current liabilities	$-
Noncurrent liabilities	$-
Net revenue	$-
Net loss	$12,405

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 4 - DISCONTINUED OPERATIONS

On December 31, 2012, in connection with the execution of the Purchase and Sale Agreement, dated as of December 31, 2012 (the “Biodiesel Purchase Agreement”), with Delek Renewables, LLC (“Biodiesel Buyer”), a wholly-owned subsidiary of Delek US Holdings, Inc., pursuant to which the Company sold to Biodiesel Buyer its biodiesel production facility and related assets, constituting substantially all of the assets of the Company’s former Biodiesel Production segment, the assets, liabilities and operating results of the Biodiesel Production segment were reclassified to discontinued operations.

There were no results of discontinued operations during the three months ended March 31, 2014. Results of discontinued operations for the three months ended March 31, 2013 are as follows:

For the three months ended March 31, 2013
Revenues	$35,958
Loss from operations	$(386,437)
Loss before tax	$(64,949)
Loss, net of tax	$(65,119)

There were no assets and liabilities included in discontinued operations as of March 31, 2014.

NOTE 5 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. On December 31, 2013, the Borrowers entered into a Second Amendment to Loan Agreement to extend the termination date under the Loan Agreement to April 15, 2015 and obtain a consent by the Bank to the Note Modifications (as described in Note 6 – Convertible Promissory Notes), among other matters. On April 8, 2014, the Borrowers entered into a Third Amendment to Loan Agreement to increase by $1,000,000 the amount of revolving loan availability through May 30, 2014, change the required fixed charge coverage ratio for the fiscal quarter ending on March 31, 2014 and ending thereafter to 0.75 to 1 and 1.2 to 1, respectively, and increase the annual capital expenditures threshold from $250,000 to $500,000, among other things. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.15% as of March 31, 2014). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on April 15, 2015.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain specified fixed charge coverage ratios, and (ii) limit certain capital expenditures by the Borrowers to $250,000 per fiscal year. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a letter of credit fee of 2.0% per annum.

As of March 31, 2014, the available borrowing base under the Loan Agreement totaled approximately $4,750,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of March 31, 2014, $2,713,797 was outstanding under the Loan Agreement.

As of and for the quarterly period ended March 31, 2014, the Borrowers were in compliance with all financial covenants under the Loan Agreement.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of March 31, 2014 and December 31, 2013 was $1,397,620 and $1,255,320, respectively.

The March 15 Notes bear interest at a rate of 15% per annum and the May 13 Notes, December 30 Notes and March 2012 Note bear interest at a rate of 10% per annum, with such rate set to increase to 15% effective upon the original maturity date of such notes prior to the Note Modifications discussed below (May 13, 2014 for the May 13 Notes, and December 30, 2014 for the December 30 Notes and the March 2012 Note). The Private Placement Notes are due and payable on April 30, 2015, and are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 3,467,102 shares, respectively, as of March 31, 2014, and 12,619,595 and 3,137,724 shares, respectively, as of December 31, 2013, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

In consideration for the Note Modifications, the Company issued warrants to purchase an aggregate of 1,932,321 shares of the Company’s common stock at an exercise price of $0.25 per share (subject to adjustment) to the holders of the Private Placement Notes (the “Private Placement Warrants”). The grant date fair value of the Private Placement Warrants issued of $145,175 was capitalized as debt issuance costs and is being amortized over the remaining term of the Private Placement Notes.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, continued

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. For the three months ended March 31, 2014 and 2013, the Company recorded an additional derivative liability of $0 and $617, respectively, for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the original terms of the notes, using the effective interest method. For the three months ended March 31, 2014 and 2013, $103,922 and $105,812, respectively, of the note and accrued interest discount was amortized and charged to interest expense.

As of March 31, 2014 and December 31, 2013, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $2,071 and $6,067, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of March 31, 2014			As of December 31, 2013
	Principal	Discount	Balance, Net of Discount	Principal	Discount	Balance, Net of Discount
March 15 Notes	$2,500,000	$-	$2,500,000	$2,500,000	$49,500	$2,450,500

May 13 Notes	500,000	5,762	494,238	500,000	17,611	482,389
December 30 Notes	1,858,879	106,714	1,752,165	1,858,879	140,411	1,718,468
March 2012 Note	188,959	4,491	184,468	188,959	5,938	183,021
Total convertible promissory notes, net	$5,047,838	$116,967	$4,930,871	$5,047,838	$213,460	$4,834,378

Future minimum principal payments of these convertible promissory notes are as follows:

For the Twelve Months Ended March 31,	Amount
2015	-
2016	5,047,838
Total, gross	$5,047,838
Less: discount	(116,967)
Total, net	$4,930,871

As of March 31, 2014, the Company was in compliance with the terms of the Private Placement Notes.

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

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings, continued

Energy Solutions Claim

During the fourth quarter of 2013, the Company was notified that Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by the Company and Sullivan for subcontract services, is seeking a total of $2,567,472 from the Company and Sullivan, of which the Company’s portion is $1,258,061. The Company believes that the services allegedly performed by Energy Solutions were unapproved and not part of the Company’s agreement with Energy Solutions. The Company and Sullivan have been negotiating a potential settlement with Energy Solutions and have reached a tentative agreement in principal under which the Company and Sullivan would pay Energy Solutions $1,657,283. The Company’s portion of such payment would be $697,735, which amount has been accounted for under accrued expenses as of March 31, 2014.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, pursuant to a notice received on November 8, 2013, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. The Company believes that this claim is without merit and that it is more likely than not that the Company will not have to pay any amount in connection with this claim. The Company is in regular communications with ER regarding their claim. This matter is still pending as of March 31, 2014.

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with its construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and the Company was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that it disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. Beyond what has already been accrued, the Company cannot reasonably estimate the amount that will ultimately be paid under this claim. As a result, an unfavorable outcome may have a material impact on the Company’s operations. The Company is in regular communications with the DCAA regarding their claim. This matter is still pending as of March 31, 2014.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings, continued

Investigation Regarding FOB Hope Project, continued

Pursuant to an agreement with the Air Force, the Company began making payments on the disclosed $440,409 in overbillings, with $220,113 paid through March 31, 2014, an additional $184,181 to be paid over the remainder of 2014 and $35,932 to be paid in 2015. The Company has filed a challenge with the Air Force through their attorney on the remaining $3.25 million claim and is awaiting a response from the Air Force. As of March 31, 2014, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $220,296 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payments of $220,113 made through March 31, 2014.

FOB Hope Project Claim for Equitable Adjustment

In 2008, the Company filed a request with the U.S. Air Force for an equitable adjustment in connection with the FOB Hope Project (the “Air Force Claim”).  The Company completed the FOB Hope Project in March 2008.  The Air Force Claim is being reviewed, but the Company has not been provided with a specific time line for final resolution of the Air Force Claim and the Company is not able to determine the amount that might be received in connection with the Air Force Claim. The Company do not believe that the results of this matter will have a material effect on its operations.

Memorandum of Understanding with Sullivan International Group, Inc.

On January 21, 2014, the Company entered into the Sullivan MOU regarding a potential merger. The Sullivan MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that the Company will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company.  The Company and Sullivan are in the process of negotiating a merger agreement.

The Sullivan MOU contains a binding exclusivity provision in which Sullivan has agreed that for 180 days it will not enter into another agreement with a third party with respect to the acquisition or sale of Sullivan or a material part of its assets, or engage in any related discussions with a third party.  This exclusivity provision is extended automatically for an additional 180 days if the Company enters into a letter of intent or similar agreement with an underwriter or placement agent with respect to the financing. On March 26, 2013, the Company entered into an engagement letter with Roth Capital Partners, LLC to explore financing opportunities, with Monarch Capital Group, LLC acting as a co-manager. As a result, the exclusivity provision of the Sullivan MOU has been extended according to its terms.

Notwithstanding the above, the MOU does not preclude the Company from continuing to pursue or close other potential acquisition candidates.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $35,033 and $47,366 for three months ended March 31, 2014 and 2013, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of March 31, 2014, the unamortized value of options was $11,969. As of March 31, 2014, the unamortized portion will be expensed over a period of 0.2 years.

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2014	4,306,400	$0.31	$0.13	7.5 years	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(9,000)	$0.30	-	-	-
Options outstanding at March 31, 2014	4,297,400	$0.31	$0.13	7.3 years	$-

Exercisable at January 1, 2014	3,129,200	$0.31	$0.13	7.5 years	$-
Vested	872,500	$0.30	-	-	-
Forfeited	(6,750)	$0.30	-	-	-
Exercisable at March 31, 2014	3,994,950	$0.31	$0.13	7.2 years	$-

Warrants to Purchase Common Stock

The following table is a summary of activity for the warrants issued by the Company:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Warrants outstanding at January 1, 2014	2,184,138	$0.23	9.6 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2014	2,184,138	$0.23	9.3 years

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 9 – MAJOR CUSTOMERS

The Company’s two largest customers, representing work performed under government contracts, accounted for approximately 45%, and 4% of consolidated revenues, respectively, during the three months ended March 31, 2014, and accounted for 37% and 25% of consolidated revenues, respectively, during the three months ended March 31, 2013.

NOTE 10 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of March 31, 2014, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock, 952,381 shares of Series B Stock (convertible into 8,571,429 shares of the Company’s common stock) and Private Placement Warrants to purchase 648,605 shares of the Company’s common stock.

The Company and Argentum Equity Management, LLC (“Argentum Management”), an affiliate of ACP II, are parties to a Management Services Agreement (the “Management Services Agreement”), dated July 1, 2012, pursuant to which the Company engaged Argentum Management to provide certain management services to the Company, including serving as a consultant with respect to periodic reviews of its business, operations, and strategic direction; assisting the Board in corporate governance, personnel, compensation, and other matters; providing the Company with assistance in identifying and analyzing potential mergers, acquisitions and financing transactions; and providing the Company with the services of its Chairman of the Board, among other things. In consideration of the performance of these services, the Management Services Agreement provides for the payment of minimum annual fees to Argentum Management as follows: $120,000 for the period January 1, 2013 to December 31, 2013, $150,000 for the period January 1, 2014 to December 31, 2014, and $180,000 for the period January 1, 2015 to December 31, 2015. The annual fee is payable in monthly installments in arrears in cash. The Management Services Agreement will continue in effect until the earlier of (i) the date as of which Argentum Management or one or more of its affiliates no longer collectively control, in the aggregate, at least 20% of the Company’s equity interests (on a fully diluted basis), or (ii) such earlier date as the Company and Argentum Management may mutually agree. On September 27, 2013, Argentum Management agreed to waive $40,000 of its annual fee for the year end December 31, 2013.

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 6 – Convertible Promissory Notes), ACP II, ACP, Mr. Barandiaran and Mr. Raynor were issued Private Placement Warrants to purchase 326,889, 187,867, 71,049, and 62,800 shares of the Company’s common stock each at an exercise price of $0.25 per share, respectively.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 - RELATED PARTIES, continued

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of March 31, 2014, Mr. Greber owned 3,058,314 shares of the Company’s common stock and Private Placement Warrants to purchase 296,044 shares of the Company’s common stock.

On March 15, 2011, Mr. Greber purchased a March 15 Note. On December 30, 2011, Mr. Greber purchased a December 30 Note. On March 30, 2012, the Company issued to Mr. Greber a March 2012 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

On December 31, 2013, in consideration of the Note Modification (as described in Note 6 – Convertible Promissory Notes), Mr. Greber was issued Private Placement Warrants to purchase 296,044 shares of the Company’s common stock at an exercise price of $0.25 per share.

Jon Colin, Robert Galvin, and Kurien Jacob

Jon Colin serves as the Company’s interim Chief Executive Officer and as a director of the Company. Robert R. Galvin serves as the Company’s Chief Financial Officer and Kurien Jacob serves as a director of the Company. As of March 31, 2014, Messrs. Colin, Galvin and Jacob, collectively, owned 706,424 shares of the Company’s common stock and Private Placement Warrants to purchase 101,733 shares of the Company’s common stock.

On March 15, 2011, Messrs. Galvin and Jacob purchased March 15 Notes. On May 13, 2011, Mr. Colin purchased a May 13 Note. The current amount of principal and accrued and unpaid interest outstanding on each of these notes is presented in the table below.

On December 31, 2013, in consideration of the Note Modification (as described in Note 6 – Convertible Promissory Notes), Messrs. Colin, Galvin and Jacob were issued Private Placement Warrants to purchase 46,933, 27,400, and 27,400 shares of the Company’s common stock each at an exercise price of $0.25 per share, respectively.

Related Party Holdings

As of March 31, 2014, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$93,333	$-	$-	$1,015,556	$231,885	$-	$-
Argentum Capital Partners, L.P.	$300,000	$93,333	$50,000	$14,625	$-	$-	$-	$-
Walter Barandiaran	$100,000	$31,111	$-	$-	$101,556	$23,189	$-	$-
Daniel Raynor	$100,000	$31,111	$-	$-	$50,000	$11,417	$-	$-
Jack Greber	$375,000	$116,667	$-	$-	$376,944	$86,069	$188,959	$38,369
Robert Galvin	$50,000	$15,556	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$29,250	$-	$-	$-	$-
Kurien Jacob	$50,000	$15,556	$-	$-	$-	$-	$-	$-

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 10 - RELATED PARTIES, continued

Related Party Holdings, continued

As of December 31, 2013, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$85,167	$-	$-	$1,015,556	$206,496	$-	$-
Argentum Capital Partners, L.P.	$300,000	$85,167	$50,000	$13,375	$-	$-	$-	$-
Walter Barandiaran	$100,000	$28,389	$-	$-	$101,556	$20,650	$-	$-
Daniel Raynor	$100,000	$28,389	$-	$-	$50,000	$10,167	$-	$-
Jack Greber	$375,000	$106,458	$-	$-	$376,944	$76,645	$188,959	$33,645
Robert Galvin	$50,000	$14,194	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$26,750	$-	$-	$-	$-
Kurien Jacob	$50,000	$14,194	$-	$-	$-	$-	$-	$-

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

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014 and in Part II, Item 1A of this report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

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

On January 21, 2014, we entered into a memorandum of understanding (the “Sullivan MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger. Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors. The Sullivan MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that we will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company.  The Company and Sullivan are in the process of negotiating a merger agreement.

The Sullivan MOU contains a binding exclusivity provision in which Sullivan has agreed that for 180 days it will not enter into another agreement with a third party with respect to the acquisition or sale of Sullivan or a material part of its assets, or engage in any related discussions with a third party.  This exclusivity provision is extended automatically for an additional 180 days if we enter into a letter of intent or similar agreement with an underwriter or placement agent with respect to the financing. On March 26, 2013, we entered into an engagement letter with Roth Capital Partners, LLC to explore financing opportunities, with Monarch Capital Group, LLC acting as a co-manager. As a result, the exclusivity provision of the Sullivan MOU has been extended according to its terms.

Results of Operations

Overview of the Effect of the Federal Sequester and Government Shutdown on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues. We note that for the three months ended March 31, 2014 and 2013, the EPA accounted for approximately 45% and 37% of our total revenues, respectively. Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts. We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

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

Three Months Ended March 31, 2014 and 2013

Overview of Results

We reported a consolidated net loss and net loss available to common stockholders of $1,299,703 and $1,295,155, respectively for the three months ended March 31, 2014, as compared to a consolidated net loss and net loss available to common stockholders of $1,369,075 for the three months ended March 31, 2013. The decrease in consolidated net loss and net loss available to common stockholders of $69,372 and $73,920, respectively, was primarily due to increased profitability of Vertterre in 2014 as compared to 2013 of $226,531 which was primarily due to the engineering and planning work in connection with our landfill gas plant venture in the three months ended March 31, 2014.

Revenues and Gross Profit

We had overall revenues of $9,020,564 for the three months ended March 31, 2014, as compared to revenues of $7,928,621 for the three months ended March 31, 2013, for an overall increase of $1,091,943, or 13.77%.  The increase in revenues for the three months ended March 31, 2014 was primarily attributable to the operations of Vertterre, which had an increase in revenue of $1,412,307, primarily due to the engineering and planning work in connection with our landfill gas plant venture. Our gross profit for the three months ended March 31, 2014 was $2,110,770, or 23.4% of revenues, as compared to $2,453,765, or 31.0% of revenues, for the three months ended March 31, 2013. The decrease in gross margin percentage for the three months ended March 31, 2014 was primarily due to the relatively low gross margins on the engineering revenues attributable to the landfill gas plant venture as compared to gross margins on our core environmental services work

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.  Our consolidated operating expenses for the three months ended March 31, 2014 and 2013 were $3,127,659 and $3,538,736, respectively.  The decrease in operating expenses of $411,077 was principally related to costs cut at the end of 2013 in reaction to the extreme slowdown of our government work in 2013 resulting from the Sequester and the Government Shutdown. EQM closed two office locations at the end of 2013 (Durham, NC and Roanake, VA) and reduced travel and other general and administrative expenses across the board by eliminating all non-essential overhead costs at the end of 2013. Key executives also took a significant pay cut on September 23, 2013 that remained in effect during the first quarter of 2014.

Liquidity and Capital Resources

As of March 31, 2014, our cash on hand was $917,155 and our accumulated deficit was $10,110,029.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of March 31, 2014 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Loan Agreement	$2,713,797	LIBOR plus 3.0%	April 15, 2015
Convertible Notes:
Private Placement Notes
March 15 Notes	2,500,000	15% per annum	Principal and accrued interest due April 30, 2015
May 13 Notes	500,000	10% per annum*	Principal and accrued interest due April 30, 2015
December 30 Notes	1,858,879	10% per annum*	Principal and accrued interest due April 30, 2015
March 2012 Note	188,959	10% per annum*	Principal and accrued interest due April 30, 2015
Total	7,761,635
Discounts	(116,967)
Total, net of discounts	$7,644,668

*	The interest rate will increase to 15% per annum effective upon the original maturity date of the Private Placement Notes prior to their modification in December 2013 (May 13, 2014 for the May 13 Notes, and December 30, 2014 for the December 30 Notes and the March 2012 Note).

The terms of these debt securities are described in detail in Notes 5 and 6 to the Condensed Consolidated Financial Statements.

Cash Flow – For the Three Months Ended March 31, 2014

Cash Flows – Operating Activities

During three months ended March 31, 2014, cash flows provided by operating activities were $812,278, consisting primarily of a decrease in accounts receivable of $3,092,413 and partially offset by a net loss of $1,299,703 and a decrease in accounts payable and accrued expenses of $2,072,223.

Cash Flows – Investing Activities

During three months ended March 31, 2014, cash flows provided by investing activities were $1,241,808, consisting primarily of $1,245,542 that the Company received in January 2014 as contingent consideration in connection with sale of its biodiesel production facility and related assets in January 2013 related to the reinstatement of the federal biodiesel blender’s tax credit with respect to the year 2012.

Cash Flows – Financing Activities

During the three months ended March 31, 2014, cash flows used in financing activities were $3,511,292, consisting primarily of $3,445,733 of net repayments to the Company’s revolving credit facility and $60,624 paid for debt financing costs.

Future Liquidity and Cash Flows

As of March 31, 2014, the Company had a deficit in working capital of $875,031.

Management believes that the Company’s cash balances on hand ($917,155 at March 31, 2014), cash flows expected to be generated from operations and borrowings available under the Company’s credit facility will be sufficient to fund the Company’s net cash requirements through March 2015. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s environmental services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

On January 21, 2014, the Company entered into a memorandum of understanding (the “Sullivan MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger. Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors. The Sullivan MOU, which is non-binding and subject to the satisfactory completion of a mutual due diligence review, provides that the Company will negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company. The Company and Sullivan are in the process of negotiating a merger agreement.

The Company currently has Private Placement Notes (as discussed in Note 6 to the Condensed Consolidated Financial Statements) with an aggregate obligation of $5,047,838 outstanding as of March 31, 2014. The Private Placement Notes were modified on December 31, 2013 to extend their maturities to April 30, 2015.

The Company also has a Loan Agreement with a balance of $2,713,797 outstanding as of March 31, 2014 (as discussed in Note 5 to the Condensed Consolidated Financial Statements), which expires on April 15, 2015. On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarters ending on March 31, 2014 and June 30, 2014, and (ii) set the fixed asset coverage ratio to 0.75 to 1 and 1.2 to 1, for the fiscal quarters ending March 31, 2014 and ending thereafter, respectively.

On March 26, 2013, the Company received a letter from the U.S. Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project (as discussed in Note 7 to the Condensed Consolidated Financial Statements). The Company’s management believes that it will be successful in defending its position with the Air Force. However, if the Company is not successful in defending its position, the outcome would have a material adverse effect on the Company’s business.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2014, due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Energy Solutions Claim

During the fourth quarter of 2013, the Company was notified that Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by the Company and Sullivan for subcontract services, is seeking a total of $2,567,472 from the Company and Sullivan, of which the Company’s portion is $1,258,061. The Company believes that the services allegedly performed by Energy Solutions were unapproved and not part of the Company’s agreement with Energy Solutions. The Company and Sullivan have been negotiating a potential settlement with Energy Solutions and have reached a tentative agreement in principal under which the Company and Sullivan would pay Energy Solutions $1,657,283. The Company’s portion of such payment would be $697,735, which amount has been accounted for under accrued expenses as of March 31, 2014.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, pursuant to a notice received on November 8, 2013, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. The Company believes that this claim is without merit and that it is more likely than not that the Company will not have to pay any amount in connection with this claim. The Company is in regular communications with ER regarding their claim. This matter is still pending as of March 31, 2014.

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with our construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and the Company was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that it disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). The Air Force has requested that payment be made promptly and informed the Company that the Defense Finance and Accounting Services payment office may initiate procedures to offset the amount of the requested reimbursement against any payments otherwise due to the Company. The letter advises the Company that if it believes that the requested reimbursement is invalid or the amount is incorrect, the Company should contact the sender to discuss. Beyond what has already been accrued, we cannot reasonably estimate the amount that will ultimately be paid under this claim. As a result, an unfavorable outcome may have a material impact on the Company’s operations. The Company is in regular communications with the DCAA regarding their claim. This matter is still pending as of March 31, 2014.

Pursuant to an agreement with the Air Force, the Company began making payments on the disclosed $440,409 in overbillings, with $220,113 paid through March 31, 2014, an additional $184,181 to be paid over the remainder of 2014 and $35,932 to be paid in 2015. The Company has filed a challenge with the Air Force through their attorney on the remaining $3.25 million claim and is awaiting a response from the Air Force. As of March 31, 2014, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $220,296 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payments of $220,113 made through March 31, 2014.

FOB Hope Project Claim for Equitable Adjustment

In 2008, the Company filed a request with the U.S. Air Force for an equitable adjustment in connection with the FOB Hope Project (the “Air Force Claim”).  The Company completed the FOB Hope Project in March 2008.  The Air Force Claim is being reviewed, but the Company has not been provided with a specific time line for final resolution of the Air Force Claim and the Company is not able to determine the amount that might be received in connection with the Air Force Claim. The Company does not believe that the results of this matter will have a material effect on its operations.

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

EQM Technologies & Energy, Inc.

Date: May 12, 2014	By:	/s/ Jon Colin
		Name:	Jon Colin
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Robert R. Galvin
		Name:	Robert R. Galvin
		Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

