Form 10-Q
period 2014-06-30
EQM Technologies & Energy, Inc.
filed 2014-08-12
CIK 1418065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, the registrant had 41,473,570 shares of common stock outstanding.

EQM TECHNOLOGIES & ENERGY, INC.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$741,198	$2,374,361
Accounts receivable, net	8,800,033	8,118,330
Cost and estimated earnings in excess of billings on uncompleted contracts, net	5,646,438	5,426,552
Prepaid expenses and other current assets	292,867	1,792,934

Total current assets	15,480,536	17,712,177

Property and equipment, net	512,114	575,845
Intangible assets, net	3,750,003	3,922,223
Goodwill	2,762,083	2,762,083
Other assets	1,126,406	1,237,160

Total assets	$23,631,142	$26,209,488

The accompanying notes are an integral part of these condensed consolidated financial statements

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Current Liabilities:
Accounts payable	$8,256,369	$9,117,580
Accrued expenses and other current liabilities	4,729,627	2,414,523
Billings in excess of costs and estimated earnings on uncompleted contracts	4,391	17,693
Loan agreement	4,933,669	6,159,530
Current portion of capitalized lease obligations	27,865	19,223
Derivative liabilities	-	6,067
Convertible promissory notes, net	4,972,853	-

Total current liabilities	22,924,774	17,734,616

Long-term liabilities:
Convertible promissory notes, net	-	4,834,378
Capitalized lease obligations, less current portion	22,404	10,747
Deferred rent	96,883	115,112
Other non-current liabilities	-	1,242,837

Total long-term liabilities	119,287	6,203,074

Total liabilities	23,044,061	23,937,690

Commitments and Contingencies (Note 7)

Equity:
Series B Convertible Preferred stock, $0.001 par value, 5,000,000 shares authorized: 952,381 shares designated, issued and outstanding at June 30, 2014 at stated value; liquidation preference of $3,000,000	3,000,000	3,000,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,473,570 shares issued and outstanding at June 30, 2014 and December 31, 2013	41,474	41,474
Additional paid-in capital	7,822,842	7,784,582
Accumulated deficit	(10,491,057)	(8,777,888)
Total EQM Technologies & Energy, Inc. and Subsidiaries stockholders' equity	373,259	2,048,168
Noncontrolling interest	213,822	223,630
Total equity	587,081	2,271,798
Total liabilities and equity	$23,631,142	$26,209,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$14,125,089	$14,166,862	$23,145,653	$22,095,483

Cost of revenues	11,303,284	10,852,808	18,213,078	16,327,664
Gross profit	2,821,805	3,314,054	4,932,575	5,767,819

Operating expenses:
Selling, general and administrative expenses	2,749,682	2,925,357	5,602,360	6,121,303
Depreciation and amortization	254,882	365,103	529,863	707,893
Total operating expenses	3,004,564	3,290,460	6,132,223	6,829,196

Operating (loss) income	(182,759)	23,594	(1,199,648)	(1,061,377)

Other (expense) income:
Change in fair value of derivative liabilities	2,071	15,299	6,067	63,181
Interest expense	(247,471)	(275,663)	(530,053)	(581,705)
Other income, net	75,960	800	75,041	1,100
Other (expense) income, net	(169,440)	(259,564)	(448,945)	(517,424)

Loss from continuing operations before income taxes	(352,199)	(235,970)	(1,648,593)	(1,578,801)

Income tax expense from continuing operations	(3,309)	(76,662)	-	(115,537)

Loss from continuing operations	$(348,890)	$(159,308)	$(1,648,593)	$(1,463,264)
Discontinued Operations:
Loss from discontinued operations, net of tax	-	-	-	(385,994)
Gain on disposal of Biodiesel Production Facility, net of tax	-	-	-	320,875
Loss from discontinued operations, net of tax	-	-	-	(65,119)

Net loss	(348,890)	(159,308)	(1,648,593)	(1,528,383)

Net loss attributable to noncontrolling interests	(5,260)	-	(9,808)	-

Net loss attributable to common stockholders	$(343,630)	$(159,308)	$(1,638,785)	$(1,528,383)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.00)	$(0.04)	$(0.04)
Discontinued operations, net of tax	-	-	-	(0.00)

Net loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	40,650,387	40,650,387	40,650,387	40,650,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	EQM Technologies & Energy, Inc. and Subsidiaries Stockholder's Equity
	Series B Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2014	952,381	$3,000,000	41,473,570	$41,474	$7,784,582	$(8,777,888)	$223,630	$2,271,798

Stock based compensation - amortization of employee options	-	-	-	-	38,260	-	-	38,260
Dividends accrued on Series B Convertible Preferred Stock	-	-	-	-	-	(74,384)	-	(74,384)
Net loss	-	-	-	-	-	(1,638,785)	(9,808)	(1,648,593)

Balance, June 30, 2014	952,381	$3,000,000	41,473,570	$41,474	$7,822,842	$(10,491,057)	$213,822	$587,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(1,648,593)	$(1,528,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	529,863	709,211
Gain on disposal of Biodiesel Production Facility	-	(320,875)
(Gain) loss on disposal of property and equipment	(801)	(1,100)
Amortization of debt discount	147,920	215,303
Stock based compensation	38,260	90,142
Provision(recovery of) for doubtful accounts	94,609	(17,764)
Changes in fair market value of derivative liabilities	(6,067)	(63,181)
Changes in assets and liabilities:
Accounts receivable	(694,462)	3,364,658
Costs and estimated earnings in excess of billings on uncompleted contracts	(301,737)	1,148,299
Inventory	-	106,961
Prepaid expenses and other current assets	254,527	259,118
Other assets	(78,347)	(195,388)
Deferred income taxes	-	(124,340)
Accounts payable, accrued expenses and other current liabilities	(175,542)	(3,644,592)
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,302)	92,975
Other long-term liabilities	284,544	(19,360)
Total adjustments	79,465	1,600,067

Net cash (used in) provided by operating activities	(1,569,128)	71,684

Cash Flows From Investing Activities
Purchases of property and equipment	(33,882)	(37,556)
Proceeds from sale of property and equipment	801	1,100
Proceeds from sale of Biodiesel Production Facility	1,245,542	4,904,043

Net cash provided by investing activities	1,212,461	4,867,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQM TECHNOLOGIES & ENERGY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Financing Activities
Net repayments under loan agreement	(1,225,861)	(1,354,712)
Repayment of Beacon Merger Notes	-	(1,650,000)
Payment of capital lease obligations	(10,004)	(20,418)
Payment of debt financing costs	(40,631)	(48,945)

Net cash used in financing activities	(1,276,496)	(3,074,075)

Net (decrease) increase in cash and cash equivalents	(1,633,163)	1,865,196

Cash and cash equivalents, beginning of period	2,374,361	181,794

Cash and cash equivalents, end of period	$741,198	$2,046,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$99,274	$402,860

Income taxes	$31,396	$42,052

Non-cash investing and financing activities:

Property and equipment acquired through capital lease	$30,302	$12,450

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

NOTE 1 – BUSINESS, continued

Liquidity and Capital Resources

As of June 30, 2014, the Company’s cash on hand was $741,198. The Company incurred a net loss attributable to common stockholders of $343,630 and $1,638,785 for the three and six months ended June 30, 2014. At June 30, 2014, the Company’s accumulated deficit was $10,491,057 and it had total equity of $587,081. As of June 30, 2014, the Company had a deficit in working capital of $7,444,238. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

During the six months ended June 30, 2014, cash flows used in operating activities were $1,569,128, consisting primarily of a net loss of $1,648,593.

During the six months ended June 30, 2014, cash flows provided by investing activities were $1,212,461, consisting primarily of $1,245,542 that the Company received in January 2014 as contingent consideration in connection with sale of its biodiesel production facility and related assets in January 2013 related to the reinstatement of the federal biodiesel blender’s tax credit with respect to the year 2012.

During the six months ended June 30, 2014, cash flows used in financing activities were $1,276,496, consisting primarily of $1,225,861 of net repayments of the Company’s revolving credit facility and $40,631 paid for debt financing costs.

The Company currently has Private Placement Notes (as defined in Note 6) and related accrued interest with aggregate obligations of principal and interest of $5,047,838 and $1,555,052, respectively, outstanding as of June 30, 2014. The Private Placement Notes were modified on December 31, 2013 to extend their maturities to April 30, 2015. Pursuant to the terms of the Private Placement Notes, holders may convert the principal and accrued interest into common stock at any time at a conversion price of $0.40 per share. The Company is in discussions with certain holders of the Private Placement Notes and expects that the holders of the Private Placement Notes would provide their consent to a further extension of the maturity of the Private Placement Notes. However, the Company has not secured any such consents at this time, nor can it provide any assurance that such consents will be obtained on commercially acceptable terms, or at all.

The Company has a Loan Agreement with a balance of $4,933,669 outstanding as of June 30, 2014 (as discussed in Note 5), which expires on April 15, 2015. On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarters ending June 30, 2014, and (ii) set the fixed asset coverage ratio at 1.2 to 1. The Company is in discussions with its lender regarding a further extension of the Loan Agreement and expects to be able to extend the Loan Agreement; however, the Company has not secured any such commitment at this time, nor can it provide any assurance that such commitment will be obtained on commercially acceptable terms, or at all.

Management believes that the Company’s cash on hand, cash flows expected to be generated from operations, and borrowings available under the Company’s credit facility (after its terms are extended), will be sufficient to fund the Company’s operations. If the terms of the Loan Agreement and the Private Placement Notes are not extended, the Company will need to seek alternative sources of funding. If the Company is not successful in either case, this may have an impact on the Company’s financial position.

On March 26, 2013, the Company received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project and a subsequent letter on June 4, 2014 reducing the amount claimed to $2.63 million, including $440,409 in overbillings voluntarily disclosed and agreed upon by the Company (as discussed in Note 7). The Company’s management believes that it will be successful in defending its position with the Air Force. However, if the Company is not successful in defending its position, the outcome may have a material adverse effect on the Company’s financial position.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014.

As a result of the December 31, 2012 entry into an agreement to sell its biodiesel production facility and related assets, the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 and the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013 present the results and accounts of the Biodiesel Production business as discontinued operations. All prior periods presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations discussed herein have been restated to conform to such presentation.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three and six months ended June 30, 2014 and 2013 excludes potentially dilutive securities. At June 30, 2014 and 2013, the Company excluded potentially dilutive securities of 31,500,402 and 29,043,641, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted. Weighted average shares outstanding includes warrants to purchase 176,817 shares of common stock at an exercise price per share of $0.01 in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”, as the shares underlying these warrants can be issued for little consideration.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	At June 30,
	2014	2013
Private Placement Notes – principal	12,619,595	12,619,595
Private Placement Notes – accrued interest	3,873,424	2,489,217
Series B Stock	8,571,429	-
Series B Stock – accrued dividends	271,234	-
Series A Stock	-	8,571,429
Stock options	3,157,400	4,288,400
Warrants to purchase common stock	2,007,320	75,000
Sandoval Shares	1,000,000	1,000,000
Total potentially dilutive securities	31,500,402	29,043,641

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. As of June 30, 2014 and December 31, 2013, one customer, who was a government customer, accounted for 45% and 44% respectively, of the Company’s trade receivables. The Company has not experienced losses on the accounts for this customer, and management believes that the Company’s risk resulting from this concentration is limited because this customer represents an agency of the U.S. federal government. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2014	$-	$-	$-	$-
December 31, 2013	$6,067	$-	$-	$6,067

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Six Months Ended June 30, 2014
Beginning balance at January 1, 2014	$6,067
Aggregate fair value of conversion features upon issuance	-
Change in fair value of conversion features	(6,067)
Ending balance at June 30, 2014	$-

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

June 30, 2014
Stock price	$0.17
Expected volatility	31.1%
Risk-free interest rate	0.29%
Dividend yield	0%
Weighted average contractual term	0.8 years

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s consolidated statements of operations. As the Company’s common stock does not have sufficient trading volume, the Company determines volatility by measuring the volatility of a representative group of its peers. At June 30, 2014, the peer group consisted solely of companies operating in the environmental services sector.

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The Company presented the conversion feature liabilities at fair value on its consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s consolidated statement of operations for the applicable reporting periods. The Company computed the fair value of the derivative liability at the reporting dates of June 30, 2014 and December 31, 2013 using the Black-Scholes option pricing model.

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

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2014 and December 31, 2013, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2014 and 2013.

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

NOTE 3 – INVESTMENT IN GAS ASSETS

On September 13, 2013, the Company formed EQGP, LLC (“EQGP”) for the purpose of creating a joint venture with third party investors to develop one of the projects included in the landfill gas assets acquired by the Company in connection with its acquisition of Vertterre Corp. (“Vertterre”), a mechanical and electrical engineering services firm, on December 27, 2012 (the “Landfill Gas Facility”). On October 3, 2013, EQGP was capitalized with investments of $475,000 (representing a 63.3% ownership stake in EQGP) and $275,000 from EQ and certain third parties, respectively. On October 3, 2013, Vertterre sold its wholly-owned subsidiary that owned the Landfill Gas Facility, Grand Prairie Landfill Gas Production, LLC (“GPLGP”), to EQGP and third party investors for no consideration, for the purpose of facilitating the investment by EQGP and its third party partners in developing, constructing and operating a landfill gas to electricity facility in Grand Prairie, Texas. The Company will provide engineering services and equipment to GPLGP. On October 3, 2013, EQGP contributed $750,000 in cash to GPLGP.

As of June 30, 2014, GPLGP had begun construction of the Landfill Gas Facility, with estimated completion projected during the third quarter of 2014.

For the three months ended June 30, 2014, the Company has recorded a loss on the investment in GPLGP of $13,845, and for the six months ended June 30, 2014, the Company has recorded a loss on the investment in GPLGP of $26,250, which is included in other income, net. For the three months ended June 30, 2014, the Company recorded a net loss attributable to noncontrolling interests of $5,260 and for the six months ended June 30, 2014, the Company recorded a net loss attributable to noncontrolling interests of $9,808, reflected in the consolidated statements of operations.

The components of our investment in the joint venture are summarized below:

For the Six Months Ended June 30, 2014
Investment in joint venture, January 1, 2014
Investment in Landfill Gas Facility	$610,027
Equity in net loss of Landfill Gas Facility for the six months ended June 30, 2014	-
Investment in joint venture, June 30, 2014	(26,250)
$583,777

As of June 30, 2014, the investment in the Landfill Gas Facility was $583,777 and was reflected within other assets, and noncontrolling interests of $213,822 was reflected as noncontrolling interests, on the consolidated balance sheet.

The following table is a summary of key financial data for EQGP:

As of and for the Six Months Ended June 30, 2014
Current assets	$-
Noncurrent assets	$583,777
Current liabilities	$500
Noncurrent liabilities	$-

	For the Three Months Ended June, 30, 2014	For the Six Months Ended June 30, 2014
Net revenue	$-	$-
Net loss	$14,345	$26,750

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

There were no results of discontinued operations during the six months ended June 30, 2014. Results of discontinued operations for the three and six months ended June 30, 2013 are as follows:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Revenues	$-	$35,958
Loss from operations	$-	$(386,437)
Loss before tax	$-	$(64,949)
Loss, net of tax	$-	$(65,119)

There were no assets and liabilities included in discontinued operations as of June 30, 2014 or December 31, 2013.

NOTE 5 – LOAN AGREEMENT

On September 28, 2012, EQ and EQE entered into a loan agreement (as amended, the “Loan Agreement”) with a bank (the “Bank”) providing for a revolving credit facility and a letter of credit facility. On February 27, 2013, EQ, EQE and Vertterre (together, the “Borrowers”) entered into a First Amendment to Loan Agreement with the Bank to add Vertterre as a borrower under the Loan Agreement. On December 31, 2013, the Borrowers entered into a Second Amendment to Loan Agreement to extend the termination date under the Loan Agreement to April 15, 2015 and obtain a consent by the Bank to the Note Modifications (as described in Note 6 – Convertible Promissory Notes), among other matters. On April 8, 2014, the Borrowers entered into a Third Amendment to Loan Agreement to increase by $1,000,000 the amount of revolving loan availability through May 31, 2014, change the required fixed charge coverage ratio to 1.2 to 1, and increase the annual capital expenditures threshold from $250,000 to $500,000, among other things. The Loan Agreement provides for maximum borrowings under the credit facility of up to $10,000,000, including a letter of credit sub-limit of $2,000,000. Funds drawn under the revolving credit facility bear interest at the one month London Inter-Bank Offered Rate (“LIBOR”), plus 3.0% (interest rate of 3.15% as of June 30, 2014). The Loan Agreement is secured by the assets of the Borrowers, is guaranteed by the Company and the subsidiaries of Vertterre (supported by a pledge of all issued and outstanding stock of EQ, Vertterre and Vertterre’s subsidiaries) and expires on April 15, 2015.

The Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that (i) require the Borrowers to maintain specified fixed charge coverage ratios, and (ii) limit certain capital expenditures by the Borrowers to $500,000 per fiscal year ending on or after December 31, 2014. Fees under the Loan Agreement include (i) a $750 per month collateral monitoring fee, (ii) an unused commitment fee of 0.25% per annum, and (iii) a letter of credit fee of 2.0% per annum.

As of June 30, 2014, the available borrowing base under the Loan Agreement totaled approximately $8,092,000, including $1,500,000 attributable to obligations under outstanding letters of credit. As of June 30, 2014, $4,933,669 was outstanding under the Loan Agreement.

As of and for the quarterly period ended June 30, 2014, the Borrowers were in compliance with all financial covenants under the Loan Agreement.

The Company is in discussions with its lender regarding a further extension of the Loan Agreement; however, the Company has not secured any such commitment at this time, nor can it provide any assurance that such commitment will be obtained on commercially acceptable terms, or at all.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Private Placement Notes

On March 15, 2011 (“March 15 Notes”), May 13, 2011 (“May 13 Notes”), December 30, 2011 (“December 30 Notes”) and March 30, 2012 (“March 2012 Note”), pursuant to the terms of note purchase agreements by and between the Company and each investor (each a “Private Placement Note Purchase Agreement”), the Company completed the sale of $2,500,000, $500,000, $1,858,879, and $188,959 aggregate principal amount of subordinated convertible notes (collectively, the “Private Placement Notes”), respectively, to accredited investors in private placements. The aggregate amount of accrued and unpaid interest under the Private Placement Notes as of June 30, 2014 and December 31, 2013 was $1,555,052 and $1,255,320, respectively.

The March 15 Notes and the May 13 Notes bear interest at a rate of 15% per annum and the December 30 Notes and March 2012 Note bear interest at a rate of 10% per annum, with such rate set to increase to 15% on December 30, 2014 in accordance with the Note Modification discussed below. The Private Placement Notes are due and payable on April 30, 2015, and are unsecured and subordinate to the Company’s obligations to its senior lender. The principal and accrued interest of the Private Placement Notes are convertible, at the option of the holder, into a total of 12,619,595 and 3,873,424 shares, respectively, as of June 30, 2014, and 12,619,595 and 3,137,724 shares, respectively, as of December 31, 2013, at a conversion price of $0.40 per share (subject to adjustment in accordance with the terms of the Private Placement Notes). More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Private Placement Notes also provide for customary events of default, the occurrence of which may result in all of the Private Placement Notes then outstanding becoming immediately due and payable.

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

At any time after the one-year anniversary after the issuance of a December 30 Note or the March 2012 Note, the Company may, at its discretion, convert any December 30 Note or the March 2012 Note into shares of its common stock in full satisfaction of such December 30 Note or the March 2012 Note if (i) the common stock is trading on a national securities exchange, (ii) the shares underlying the December 30 Note or March 2012 Note have been registered for resale with the SEC and the resale registration statement is effective, (iii) the average weekly trading volume of the common stock over the preceding three-months is equal to at least 1% of the total issued and outstanding shares of common stock, and (iv) the average closing price or last sale price per share of common stock has been at least two times the then-effective conversion price for any 60 consecutive trading days during the preceding six months.  Pursuant to the purchase agreements entered into in connection with the sale of the December 30 Notes and March 2012 Note, the Company agreed to certain covenants, including but not limited to a covenant that the Company will prepare and file with the SEC a registration statement on Form S-3 or such other available form covering the resale of the shares of its common stock issuable upon the conversion of the December 30 Notes and March 2012 Note and shall cause such registration statement to become effective on or before June 30, 2014.  No such registration statement has been filed with or declared effective by the SEC. Additionally, in connection with the sale of the December 30 Notes and March 2012 Note, the Company and the holders of the December 30 Notes and March 2012 Note entered into a registration rights agreement, dated as of December 30, 2011 and amended on March 30, 2012, providing for certain demand and piggyback registration rights with respect to the shares of common stock underlying the December 30 Notes and March 2012 Note.

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTES, continued

Private Placement Notes, continued

The Company is in discussions with certain holders of the Private Placement Notes and expects that the holders of the Private Placement Notes would provide their consent to a further extension of the maturity of the Private Placement Notes. However, the Company has not secured any such consents at this time, nor can it provide any assurance that such consents will be obtained on commercially acceptable terms, or at all.

Accounting for Convertible Promissory Notes

Pursuant to the terms of the Private Placement Notes, the applicable conversion prices are subject to adjustment in the event that the Company subsequently issues common stock or other equity or debt securities convertible into common stock at a price less than such conversion price. More specifically, the weighted average down round ratchet provision compensates the holder for certain dilutive events. The Company bifurcated the conversion option derivative from its debt host in accordance with ASC 815. For the six months ended June 30, 2014 and 2013, the Company recorded an additional derivative liability of $0 and $617, respectively for the accrued interest on the Private Placement Notes, which also was convertible. The Company amortized the respective discounts over the terms of the notes, using the effective interest method. For the six months ended June 30, 2014 and 2013, $147,920 and $215,303, respectively, of the note and accrued interest discount was amortized and charged to interest expense.

As of June 30, 2014 and December 31, 2013, after the mark-to-market adjustment, the aggregate fair value of the conversion liability was $0 and $6,067, respectively, representing the fair value of the conversion feature of both the principal and the interest for the Private Placement Notes.

Convertible promissory notes consist of:

	As of June 30, 2014			As of December 31, 2013
	Principal	Discount	Balance, Net of Discount	Principal	Discount	Balance, Net of Discount
March 15 Notes	2,500,000	-	2,500,000	2,500,000	49,500	2,450,500
May 13 Notes	500,000	-	500,000	500,000	17,611	482,389
December 30 Notes	1,858,879	71,968	1,786,911	1,858,879	140,411	1,718,468
March 2012 Note	188,959	3,017	185,942	188,959	5,938	183,021
Total convertible promissory notes, net	$5,047,838	$74,985	$4,972,853	$5,047,838	$213,460	$4,834,378

Future minimum principal payments of these convertible promissory notes are as follows:

For the Twelve Months Ended June 30,	Amount
2015	5,047,838
Total, gross	$5,047,838
Less: discount	(74,985)
Total, net	$4,972,853

As of June 30, 2014, the Company was in compliance with the terms of the Private Placement Notes.

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

Energy Solutions Claim

During the fourth quarter of 2013, the Company was notified that Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by the Company and Sullivan International Group, Inc. (“Sullivan”) for subcontract services, was seeking a total of $2,567,472 from the Company and Sullivan, of which the Company’s portion was $1,258,061. The Company believed that the services allegedly performed by Energy Solutions were unapproved and not part of the Company’s agreement with Energy Solutions. The Company and Sullivan have negotiated a final settlement with Energy Solutions under which the Company and Sullivan agreed to pay Energy Solutions a total of $1,657,283. The Company’s portion of this settlement was $697,735, of which $191,614 was paid during the second quarter of 2014 and the remaining amount of $506,121 has been expensed by the Company and included within accounts payable on the condensed consolidated balance sheet as of June 30, 2014.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, pursuant to a notice received on November 8, 2013, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. The Company believes that this claim is without merit and that it is more likely than not that the Company will not have to pay any amount in connection with this claim. The Company is in regular communications with ER regarding their claim. This matter is still pending as of June 30, 2014.

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with its construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and the Company was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that it disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). On June 4, 2014, the Company received a letter from the Air Force reducing the demand amount to $2.63 million, including the $440,409 in agreed upon overbillings. The Company has challenged this amount with a response in July 2014. Beyond what has already been accrued, the Company cannot reasonably estimate the amount that will ultimately be paid under this claim. As a result, an unfavorable outcome may have a material impact on the Company’s operations. The Company is in regular communications with the DCAA regarding their claim. Based upon those discussions, the Company believes that any settlement reached would include payments over a long-term installment plan. This matter is still pending as of June 30, 2014.

Pursuant to an agreement with the Air Force, the Company began making payments on the disclosed $440,409 in overbillings, with $294,792 paid through June 30, 2014, an additional $109,685 to be paid over the remainder of 2014 and $35,932 to be paid in 2015. The Company has filed a challenge in July 2014 with the Air Force through their attorney on the remaining claim and is awaiting a response from the Air Force. As of June 30, 2014, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $145,617 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payments of $294,792 made through June 30, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Legal Proceedings, continued

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

Memorandum of Understanding with Sullivan International Group, Inc.

On January 21, 2014, the Company entered into a memorandum of understanding (the “Sullivan MOU”) with Sullivan International Group, Inc., or Sullivan, regarding a potential merger. The Sullivan MOU, which is non-binding with respect to the terms of the merger, provided that the Company and Sullivan would negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company.  The Company and Sullivan have been negotiating the terms of the transaction and related financing, some of the material terms of which have changed from those set out in the Sullivan MOU, but the parties have not reached a definitive agreement as to the final terms of the transaction and there can be no assurance that the parties will enter into a merger agreement or complete the merger.

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

Notwithstanding the above, the Sullivan MOU does not preclude the Company from continuing to pursue or close other potential acquisition candidates.

NOTE 8 – STOCK BASED COMPENSATION

Stock Options

The fair value of stock options is amortized on a straight line basis over the requisite service periods of the respective awards. Stock based compensation expense related to stock options was $3,227 and $39,730 for three months ended June 30, 2014 and 2013, $38,260 and $87,096 for the six months ended June 30, 2014 and 2013, respectively, and was reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations. As of June 30, 2014, the unamortized value of options was $8,758. As of June 30, 2014, the unamortized portion will be expensed over a period of 0.2 years.

The following table is a summary of activity under the Company’s 2011 Stock Option Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2014	4,306,400	$0.31	$0.13	7.5 years	$-
Granted	-
Exercised	-
Forfeited	(1,149,000)	$0.30
Options outstanding at June 30, 2014	3,157,400	$0.31	$0.12	7.1 years	$-

Exercisable at January 1, 2014	3,129,200	$0.31	$0.13	7.5 years	$-
Vested	954,350	$0.31
Forfeited	(1,146,750)	$0.30
Exercisable at June 30, 2014	2,936,800	$0.31	$0.13	7.0 years	$-

Warrants to Purchase Common Stock

The following table is a summary of activity for the warrants issued by the Company:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Warrants outstanding at January 1, 2014	2,184,138	$0.23	9.6 years
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding at June 30, 2014	2,184,138	$0.23	9.1 years

NOTE 9 – MAJOR CUSTOMERS

During the three months ended June 30, 2014, the Company’s two largest customers, representing work performed under government contracts, accounted for approximately 62% and 4% of consolidated revenues, respectively, compared with 54% and 10% of consolidated revenues, respectively, during the three months ended June 30, 2013.

During the six months ended June 30, 2014, the Company’s two largest customers, representing work performed under government contracts, accounted for approximately 56% and 3% of consolidated revenues, respectively, compared with 48% and 15% of consolidated revenues, respectively, during the six months ended June 30, 2013.

NOTE 10 - RELATED PARTIES

Argentum Capital Partners II, L.P., Argentum Capital Partners, L.P., Walter Barandiaran and Daniel Raynor

Mr. Barandiaran serves as the Company’s Chairman of the Board. Mr. Barandiaran and Mr. Raynor are co-managing members of Argentum Investments, LLC, which is the managing member of Argentum Partners II, LLC, which is the general partner of ACP II. Additionally, Mr. Barandiaran is the President and Mr. Raynor is the chairman of B.R. Associates, Inc., which is the general partner of Argentum Capital Partners, L.P. (“ACP”).  As of June 30, 2014, ACP II, ACP, Mr. Barandiaran and Mr. Raynor, collectively, owned 21,313,086 shares of the Company’s common stock, 952,381 shares of Series B Stock (convertible into 8,571,429 shares of the Company’s common stock) and Private Placement Warrants to purchase 648,605 shares of the Company’s common stock.

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

On December 31, 2013, in consideration of the Note Modification (as described in Note 6 – Convertible Promissory Notes), ACP II, ACP, Mr. Barandiaran and trusts controlled by Mr. Raynor were issued Private Placement Warrants to purchase 326,889, 187,867, 71,049, and 62,800 shares of the Company’s common stock each at an exercise price of $0.25 per share, respectively.

Jack Greber

Mr. Greber is a director and Senior Vice President of EPA Programs and Business Development of the Company and served as the Company’s President from 2000 through November 2011 and Chief Executive Officer from March 2008 to November 2011. As of June 30, 2014, Mr. Greber owned 3,058,314 shares of the Company’s common stock and Private Placement Warrants to purchase 296,044 shares of the Company’s common stock.

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

Jon Colin, Robert Galvin, and Kurien Jacob

Jon Colin serves as the Company’s interim Chief Executive Officer and as a director of the Company. Robert R. Galvin serves as the Company’s Chief Financial Officer and Kurien Jacob serves as a director of the Company. As of June 30, 2014, Messrs. Colin, Galvin and Jacob, collectively, owned 706,424 shares of the Company’s common stock and Private Placement Warrants to purchase 101,733 shares of the Company’s common stock.

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

NOTE 10 - RELATED PARTIES, continued

Related Party Holdings

As of June 30, 2014, the following principal and interest amounts were outstanding on notes held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$104,708	$-	$-	$1,015,556	$257,556	$-	$-
Argentum Capital Partners, L.P.	$300,000	$104,708	$50,000	$16,222	$-	$-	$-	$-
Walter Barandiaran	$100,000	$34,903	$-	$-	$101,556	$25,756	$-	$-
Daniel Raynor	$100,000	$34,903	$-	$-	$50,000	$12,681	$-	$-
Jack Greber	$375,000	$130,885	$-	$-	$376,944	$95,597	$188,959	$43,146
Robert Galvin	$50,000	$17,451	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$32,444	$-	$-	$-	$-
Kurien Jacob	$50,000	$17,451	$-	$-	$-	$-	$-	$-

As of December 31, 2013, the following notes were outstanding and held by the following related parties:

	March 15 Notes		May 13 Notes		December 30 Notes		March 2012 Notes
	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Argentum Capital Partners II, L.P.	$300,000	$85,167	$-	$-	$1,015,556	$206,496	$-	$-
Argentum Capital Partners, L.P.	$300,000	$85,167	$50,000	$13,375	$-	$-	$-	$-
Walter Barandiaran	$100,000	$28,389	$-	$-	$101,556	$20,650	$-	$-
Daniel Raynor	$100,000	$28,389	$-	$-	$50,000	$10,167	$-	$-
Jack Greber	$375,000	$106,458	$-	$-	$376,944	$76,645	$188,959	$33,645
Robert Galvin	$50,000	$14,194	$-	$-	$-	$-	$-	$-
Jon Colin	$-	$-	$100,000	$26,750	$-	$-	$-	$-
Kurien Jacob	$50,000	$14,194	$-	$-	$-	$-	$-	$-

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

On January 21, 2014, we entered into a memorandum of understanding (the “Sullivan MOU”) with Sullivan International Group, Inc. (“Sullivan”) regarding a potential merger. Sullivan, headquartered in San Diego, CA, is a privately-held professional services firm providing applied science, environmental, and technology services to the commercial and government sectors. The Sullivan MOU, which is non-binding with respect to the terms of the merger, provided that the Company and Sullivan would negotiate and enter into a merger agreement pursuant to which Sullivan would merge with and into a subsidiary of the Company. The Company and Sullivan have been negotiating the terms of the transaction and related financing, some of the material terms of which have changed from those set out in the Sullivan MOU, but the parties have not reached a definitive agreement as to the final terms of the transaction and there can be no assurance that the parties will enter into a merger agreement or complete the merger.

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

Results of Operations

Overview of the Effect of the Federal Sequester and Government Shutdown on Our Revenue

We rely heavily on long-term relationships and multi-year contracts with numerous federal agencies for a significant portion of our revenues.  We note that for the three months ended June 30, 2014 and 2013, the EPA accounted for approximately 62% and 54% of our total revenues, respectively, and for the six months ended June 30, 2014 and 2013, the EPA accounted for approximately 56% and 48% of our total revenues, respectively. Most of our work for the EPA is performed under long-term contracts (i.e., “master contracts”) providing us with the potential to realize a certain amount of revenue over the “life” or total performance period of these contracts. We are dependent upon the EPA to individually authorize and fund specific projects, or task orders, under these master contracts.

In 2013, the EPA and other federal agencies delayed the authorization of new funding and work under existing task orders and the authorization of new task orders due in large part to the actual and threatened unspecified cuts in federal discretionary spending in the federal budget sequestration process under the Budget Control Act of 2011 (the “Sequester”). Further, on October 1, 2013, the U.S. federal government shut down for a period of 17 days (the “Shutdown”). In anticipation of and during the Shutdown, many of our funded projects with the EPA and other federal agencies were delayed, and some were temporarily shut down. These events negatively impacted our revenues from the EPA and other federal agencies during 2013, which had a negative impact upon our financial results.

In January 2014, the federal government passed a spending bill for fiscal 2014. During 2013 and since the passage of the 2014 federal budget, our management team has worked with the contracting officers and project officers at the EPA in order to facilitate the EPA’s funding of ongoing work and the start of new projects. Currently, we believe that our EPA/ERRS business is operating at normal levels. However, there may be future adverse effects to our results of operations if the federal government does not continue to approve spending.

Three Months Ended June 30, 2014 and 2013

Overview of Results

We reported a consolidated net loss and net loss attributable to common stockholders of $348,890 and 343,630, respectively for the three months ended June 30, 2014, as compared to a net loss and net loss attributable to common stockholders of $159,308 and $159,308, respectively, for the three months ended June 30, 2013. The increase in net loss and net loss attributable to common stockholders of $189,582 and $184,322, respectively, was due primarily to tighter margins, caused primarily by a greater utilization of subcontractors, on several large construction projects in 2014, resulting in a lower gross profit in 2014 on comparable levels of revenue.

Revenues and Gross Profit

We had overall revenues of $14,125,089 for the three months ended June 30, 2014, as compared to revenues of $14,166,862 for the three months ended June 30, 2013, for an overall decrease of $41,773 or 0.3%.  Although revenues were basically flat, the revenue mix shifted in 2014 to a greater percentage of EPA remediation work. Our gross profit for the three months ended June 30, 2014 was $2,821,805 or 20.0% of revenues as compared to $3,314,054 or 23.4% of revenues for the three months ended June 30, 2013. The lower gross margin for the three months ended June 30, 2014 was primarily due to (i) a long-term EPA construction project where we utilize sub-contractors to a greater extent, resulting in lower margins; (ii) a harsher than average winter, which delayed construction work for certain of our projects to late in the second quarter of 2014; and (iii) work done on our Vertterre landfill gas project, which included a high volume of equipment sales made at cost.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   Our consolidated operating expenses for the three months ended June 30, 2014 and 2013 were $3,004,564 and $3,290,460, respectively.  The decrease in operating expenses of $285,896 was principally attributable to reductions in professional fees and salaries. During the three months ended June 30, 2013, we incurred legal and professional fees due to the EPA claim for equitable adjustment as well as additional operating costs incurred by Vertterre for administrative and engineering personnel, the costs of which were not incurred during the three months ended June 30, 2014.

Six Months Ended June 30, 2014 and 2013

Overview of Results

We reported a consolidated net loss and net loss attributable to common stockholders of $1,648,593 and $1,638,785, respectively for the six months ended June 30, 2014, as compared to a loss and net loss attributable to common stockholders of $1,528,383 and $1,528,383, respectively, for the six months ended June 30, 2013. The increase in net loss and net loss attributable to common stockholders of $120,210 and $110,402, respectively, was primarily due to much lower gross profit margins on slightly higher sales. The lower gross margins overall were primarily due to the relatively low gross margins on the engineering revenues attributable to the landfill gas plant venture, and lower margins on certain long term construction projects during the six months ended June 30, 2014.

Revenues and Gross Profit

We had overall revenues of $23,145,653 for the six months ended June 30, 2014, as compared to revenues of $22,095,483 for the six months ended June 30, 2013, for an overall increase of $1,050,170 or 4.8%. The increase in revenues for the six months ended June 30, 2014 was primarily attributable to the operations of Vertterre, which had an increase in revenue of $2,278,933, primarily due to the engineering and planning work in connection with our landfill gas plant venture. This was partially offset by less commercial and remediation and construction work for the six months ended June 30, 2014. Our gross profit for the six months ended June 30, 2014 was $4,932,575 or 21.3% of revenues as compared to $5,767,819 or 26.1% of revenues for the six months ended June 30, 2013. The lower gross margin for the six months ended June 30, 2014 was primarily due to (i) a long-term EPA construction project where we utilize sub-contractors to a greater extent, resulting in lower margins; (ii) a harsher than average winter, which delayed construction work for certain of our projects to late in the second quarter of 2014; and (iii) work done on our Vertterre landfill gas project, which included a high volume of equipment sales made at cost.

Operating Expenses

Operating expenses are primarily driven by compensation expenses and professional fees.   Our consolidated operating expenses for the six months ended June 30, 2014 and 2013 were $6,132,223 and $6,829,196, respectively.  The decrease in operating expenses of $696,973 was principally the result of reductions in overhead salaries in 2014. During the six months ended June 30, 2013, we incurred legal and professional fees due to the EPA claim for equitable adjustment as well as additional operating costs incurred by Vertterre for administrative and engineering personnel, the costs of which were not incurred during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014 our cash on hand was $741,198. As of June 30, 2014 our accumulated deficit was $10,491,057.

Sources of liquidity – We have historically met our liquidity requirements principally through the sale of equity and debt securities and our bank line of credit.  Our borrowings as of June 30, 2014 are as follows:

	Principal Outstanding	Interest Rate	Maturity Date
Senior Debt:
Loan Agreement	$4,933,669	LIBOR plus 3.0%	April 15, 2015
Convertible Notes:
Private Placement Notes
March 15 Notes	2,500,000	15% per annum	Principal and accrued interest due April 30, 2015
May 13 Notes	500,000	15% per annum	Principal and accrued interest due April 30, 2015
December 30 Notes	1,858,879	10% per annum*	Principal and accrued interest due April 30, 2015
March 2012 Note	188,959	10% per annum*	Principal and accrued interest due April 30, 2015

Total	9,981,507
Discounts	(74,985)
Total, net of discounts	$9,906,522

* The interest rate will increase to 15% per annum effective December 30, 2014.

The terms of these debt securities are described in detail in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Cash Flow – For the Six Months Ended June 30, 2014

Cash Flows – Operating Activities

During the six months ended June 30, 2014, cash flows used in operating activities were $1,569,128, consisting primarily of a net loss of $1,648,593.

Cash Flows – Investing Activities

During the six months ended June 30, 2014, cash flows provided by investing activities were $1,212,461, consisting primarily of $1,245,542 that we received in January 2014 as contingent consideration in connection with sale of our biodiesel production facility and related assets in January 2013 related to the reinstatement of the federal biodiesel blender’s tax credit with respect to the year 2012.

Cash Flows – Financing Activities

During the six months ended June 30, 2014, cash flows used in financing activities were $1,276,496, consisting primarily of $1,225,861 of net repayments of our revolving credit facility and $40,631 paid for debt financing costs.

Future Liquidity and Cash Flows

As of June 30, 2014, our cash on hand was $741,198. We incurred a net loss attributable to common stockholders of $343,630 and $1,638,785 for the three and six months ended June 30, 2014. At June 30, 2014, our accumulated deficit was $10,491,057 and we had total equity of $587,081. As of June 30, 2014, we had a deficit in working capital of $7,444,238. We have historically met our liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

We currently have Private Placement Notes (as defined in Note 6 to our condensed consolidated financial statements) and related accrued interest with aggregate obligations of principal and interest of $5,047,838 and $1,555,052, respectively, outstanding as of June 30, 2014. The Private Placement Notes were modified on December 31, 2013 to extend their maturities to April 30, 2015. Pursuant to the terms of the Private Placement Notes, holders may convert the principal and accrued interest into common stock at any time at a conversion price of $0.40 per share. We are in discussions with certain holders of the Private Placement Notes and expect that the holders of the Private Placement Notes would provide their consent to a further extension of the maturity of the Private Placement Notes. However, we have not secured any such consents at this time, nor can we provide any assurance that such consents will be obtained on commercially acceptable terms, or at all.

We have a Loan Agreement with a balance of $4,933,669 outstanding as of June 30, 2014 (as discussed in Note 5 to our condensed consolidated financial statements), which expires on April 15, 2015. On April 8, 2014, in connection with an amendment to the Loan Agreement effective April 1, 2014, among other modifications, the bank (i) increased by $1,000,000 the amount of revolving loan availability through May 31, 2014 for the fiscal quarters ending June 30, 2014, and (ii) set the fixed asset coverage ratio at 1.2 to 1. We are in discussions with our lender regarding a further extension of the Loan Agreement and we expect to be able to extend the Loan Agreement; however, we have not secured any such commitment at this time, nor can we provide any assurance that such commitment will be obtained on commercially acceptable terms, or at all.

We believe that our cash on hand, cash flows expected to be generated from operations, and borrowings available under our credit facility (after its terms are extended), will be sufficient to fund our operations. If the terms of the Loan Agreement and the Private Placement Notes are not extended, we will need to seek alternative sources of funding. If we are not successful in either case, this may have an impact on our financial position.

On March 26, 2013, we received a letter from the Air Force seeking reimbursement of approximately $3.69 million related to the FOB Hope Project and a subsequent letter on June 4, 2014 reducing the amount claimed to $2.63 million, including $440,409 in overbillings voluntarily disclosed and agreed upon by the Company (as discussed in Note 7 to our condensed consolidated financial statements). We believe that we will be successful in defending our position with the Air Force. However, if we are not successful in defending our position, the outcome may have a material adverse effect on our financial position.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2014, due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Energy Solutions Claim

During the fourth quarter of 2013, the Company was notified that Energy Solutions Government Group, Inc. (“Energy Solutions”), which was engaged by the Company and Sullivan for subcontract services, was seeking a total of $2,567,472 from the Company and Sullivan, of which the Company’s portion was $1,258,061. The Company believed that the services allegedly performed by Energy Solutions were unapproved and not part of the Company’s agreement with Energy Solutions. The Company and Sullivan have negotiated a final settlement with Energy Solutions under which the Company and Sullivan will pay Energy Solutions $1,657,283. The Company’s portion of this settlement was $697,735, of which $191,614 was paid during the second quarter of 2014 and the remaining amount of $506,121 has been expensed by the Company and included within accounts payable on the condensed consolidated balance sheet as of June 30, 2014.

Environmental Restoration Claim

Environmental Restoration (“ER”), which is a subcontractor of EQM, pursuant to a notice received on November 8, 2013, has alleged damages of $3 million on the basis that it was guaranteed more work under its subcontract agreement for ERRS Region 6 than it actually received. The Company believes that this claim is without merit and that it is more likely than not that the Company will not have to pay any amount in connection with this claim. The Company is in regular communications with ER regarding their claim. This matter is still pending as of June 30, 2014.

Investigation Regarding FOB Hope Project

In August 2007, the Company initiated an internal investigation regarding potential billing for unallowable costs in connection with its construction of a forward operating base in Iraq beginning in 2006 (the “FOB Hope Project”). The Company completed the FOB Hope Project in March 2008. The Company submitted its findings to the Office of the Department of Defense Inspector General and the Company was admitted into the Department of Defense Voluntary Disclosure Program, which provides participants with certain protections and rights related to possible contract violations. The Company answered all questions of, and submitted all information requested by, the Federal government concerning this matter. On March 26, 2013, the Company received a letter from the Department of the Air Force informing the Company that the Air Force Civil Engineer Center is seeking reimbursement of approximately $3.69 million, based on approximately $440,409 in overbillings that it disclosed as part of the Voluntary Disclosure Program and an additional approximately $3.25 million in unallowable costs as determined by a verification investigation conducted by the Defense Contract Audit Agency (“DCAA”). On June 4, 2014, the Company received a letter from the Air Force reducing the demand amount to $2.63 million, including the $440,409 in agreed upon overbillings. The Company has challenged this amount with a response in July 2014. Beyond what has already been accrued, the Company cannot reasonably estimate the amount that will ultimately be paid under this claim. As a result, an unfavorable outcome may have a material impact on the Company’s operations. The Company is in regular communications with the DCAA regarding their claim. Based upon those discussions, the Company believes that any settlement reached would include payments over a long-term installment plan. This matter is still pending as of June 30, 2014.

Pursuant to an agreement with the Air Force, the Company began making payments on the disclosed $440,409 in overbillings, with $294,792 paid through June 30, 2014, an additional $109,685 to be paid over the remainder of 2014 and $35,932 to be paid in 2015. The Company has filed a challenge in July 2014 with the Air Force through their attorney on the remaining claim and is awaiting a response from the Air Force. As of June 30, 2014, the Company has included within accrued expenses and other current liabilities, within the consolidated balance sheet, a total of $145,617 for amounts that are due in regard to the FOB Hope Project, which represents the agreed upon overbillings obligation amount of $440,409 less the payments of $294,792 made through June 30, 2014.

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

EQM Technologies & Energy, Inc.

Date: August 12, 2014	By:	/s/ Jon Colin
		Name:	Jon Colin
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Robert R. Galvin
		Name:	Robert R. Galvin
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

